Form 10-Q
period 1995-03-31
LAWRENCE INSURANCE GROUP INC
filed 1995-07-24
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended March 31, 1995

                                  - or -

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                 COMMISSION FILE NUMBER 1-9460


                 LAWRENCE INSURANCE GROUP, INC.
    (Exact name of registrant as specified in its charter)


           Delaware                           13-3370656
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)          Identification No.)

            500 Fifth Avenue, New York, New York 10110
             (Address of principal executive offices)

                         (212) 944-8242
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days:  Yes   X      No

     As of May 13, 1994, there were 14,121,482 shares of common stock, $.01 par value, issued and outstanding. May 13, 1994, was the date trading was suspended on the American Stock Exchange. The stock has not been traded since that date.








                                                       Page 1 of 12
LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                          March 31,    December 31,
                                            1995         1994
                                         (UNAUDITED)   (AUDITED)
                                          -----------  ------------
Investments:
  Fixed maturities held to maturity at
    amortized cost (Fair value:
    1995-$4,533; 1994-$7,684)                $4,432      $7,698
  Fixed maturities available for sale
    at fair value (Cost: 1995-$6,886;
    1994-$6,228)                              6,642       5,784
  Equity in common stock of investee
    (Cost: 1995-$103; 1994-$103)                -           -
  Equity securities, at fair value
    (Cost: 1995-$997; 1994-$997)                933         917
  Short-term investments, at cost which
    approximates fair value                  11,680      11,523
  Collateral loans, at fair value             1,033       1,033
  Mortgage loans on real estate, at
    aggregate outstanding principal balance     183         186
  Other invested assets, at fair value:
    (Cost: 1995-$679; 1994-$853)                673         853
                                             ------      ------
      Total investments                      25,576      27,994

Cash and cash equivalents                     1,909       2,500
Accrued investment income                       543         668
Accounts receivable (Net of allowance
  for doubtful accounts of $0 in 1995
  and 1994 and commissions owed to
  affiliates of $0 in 1995 and 1994)         11,939      12,467
Reinsurance recoverable on paid losses       15,805      13,708
Reinsurance receivable                        7,471       7,320
Deferred policy acquisition costs               120         289
Property and equipment, net                      43          52
Other assets                                  2,028       2,043
                                             ------      ------
     Total assets                           $65,434     $67,041
                                             ======      ======







See accompanying notes to consolidated financial statements.

                                                       Page 2 of 12

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
($ IN THOUSANDS)


                                          March 31,    December 31,
                                            1995         1994
                                        (UNAUDITED)   (AUDITED)
                                         ----------   ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                     $44,421    $47,165
  Deficit of non-consolidated
    subsidiary                               56,887     56,879
  Unearned premiums                           1,074      1,384
  Reinsurance balances payable               14,693     13,316
  Other liabilities                           4,340      4,549
                                            -------    -------
    Total liabilities                       121,415    123,293
                                            -------    -------

Contingencies and commitments                   -          -

Stockholders' deficiency:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                          -          -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                 141        141
  Additional paid-in-capital                 39,739     39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1995 and 1994)       (2,498)    (2,664)
  Receivable from Alpha Trust               (27,000)   (27,000)
  Accumulated deficit                       (66,363)   (66,468)
                                             ------     ------
    Total stockholders' deficiency          (55,981)   (56,252)
                                             ------     ------

    Total liabilities and
      stockholders' deficiency              $65,434    $67,041
                                             ======     ======






See accompanying notes to consolidated financial statements.

                                                       Page 3 of 12
LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
($ IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               1995        1994
                                               ----        ----
Revenues:
  Net premiums earned                        $  392      $3,277
  Net investment income                         789         774
  Realized gains (losses) on investments        -            (6)
                                              -----       -----
    Total revenues                            1,181       4,045

Operating expenses:
  Losses and loss adjustment expenses           309       3,659
  Policy acquisition expenses                   393       1,003
  Other operating expenses                      362         177
                                              -----       -----
    Total operating expenses                  1,064       4,839
                                              -----       -----
Operating income (loss)                         117        (794)

Equity in earnings (loss) of
  non-consolidated subsidiary                    37      (6,270)
Equity in loss of investee                      -          (103)
                                              -----       -----
Income (loss) before income taxes               154      (7,167)
                                              -----       -----
Income tax expense (benefit):
  Current                                        49          27
  Deferred                                      -           -
                                              -----       -----
    Total income tax expense
      (benefit)                                  49          27
                                              -----       -----
Net income (loss)                            $  105     $(7,194)
                                              =====       =====
Per share data:
  Average shares outstanding             14,121,482  14,121,482
                                         ==========  ==========
  Net income (loss) per share                 $0.01      $(0.51)
                                               ====        ====







See accompanying notes to consolidated financial statements.

                                                      Page 4 of 12
LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
THREE MONTHS ENDED MARCH 31, 1995
($ IN THOUSANDS)



                          Net
                          unreal-
                  Addi-   ized
                  tional  gains      Receiv-             Total
                  paid-   (losses)   able      Accum-    stock-
           Com-    in       on       from      ulated    holders'
           mon    cap-    invest-    Alpha     def-      def-
           stock  ital    ments      Trust     ciency    ciency
- -----------------------------------------------------------------
Balance at
  1/1/95   $141  $39,739 $(2,664)  $(27,000)  $(66,468) $(56,252)

Net income
  (loss)    -        -       -          -          105       105

Change in
  net
  unreal-
  ized
  gains
  (losses)  -        -       166        -          -         166
            ---   ------   -----     ------     ------    ------
Balance at
  3/31/95  $141  $39,739 $(2,498)  $(27,000)  $(66,363) $(55,981)
            ===   ======   =====     ======     ======    ======



















See accompanying notes to consolidated financial statements.

                                                       Page 5 of 12
LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31,
($ IN THOUSANDS)

                                                  1995      1994
                                                  ----      ----
Net cash and cash equivalents
  provided or (used) by
  operating activities                         $(3,220)    $(725)

Investing activities:
  Proceeds on redemptions
    of long-term investments:
      Fixed maturities held to maturity          3,255       600
      Other                                        219       145

  Purchase of long-term investments:
    Fixed maturities available for sale           (688)  (12,997)
    Equity securities                              -        (503)
    Other                                          -      (1,724)
  (Increase) decrease in short-term
    investments                                   (157)   14,256
                                                 -----    ------
Net cash and cash equivalents
  provided or (used) by
  investing activities                           2,629      (223)
                                                 -----    ------
Financing activities:
  Receivable from Alpha Trust                      -      14,000
                                                 -----    ------
Increase (decrease) in cash
  and cash equivalents                            (591)  (13,498)

Cash and cash equivalents-beginning
  of period                                      2,500    16,882
                                                 -----    ------
Cash and cash equivalents-end
  of period                                     $1,909   $ 3,384
                                                 =====    ======
Supplemental disclosure of cash
  flow information:
    Cash paid during period for
     income taxes                               $   -    $   123
                                                 =====    ======






See accompanying notes to consolidated financial statements.

                                                    Page 6 of 12

LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
- --------------

NOTE 1 - GENERAL

     Lawrence Insurance Group, Inc. (the Company or LIG) was incorporated in Delaware on June 30, 1986, as an insurance holding company which is presently 93% owned by Lawrence Group, Inc. (Lawrence Group).

     Subsidiaries of the Company include United Community Insurance Company (UCIC), United Republic Insurance Company
(URIC), Global Insurance Company (Global), Senate Insurance Company (Senate), Senate National Life Insurance Company (SNLIC), and Senate Syndicate, Inc. (Syndicate). Senate and Global are wholly owned subsidiaries of URIC. SNLIC is a wholly owned subsidiary of Senate.

(a)  BASIS OF PRESENTATION

     The consolidated financial statements for 1995 and 1994, include the accounts of LIG and all of its wholly owned subsidiaries (collectively, the Company) except as noted below. On July 7, 1994, UCIC, with the consent of UCIC management, was placed in Rehabilitation by court order. Consequently, LIG and UCIC management no longer exercise any decision making authority or control over UCIC. These functions are presently the responsibility of the New York Insurance Department (NYID).
As a result of this loss of control, the Company has included the financial results of UCIC only through the date of the Order of Rehabilitation and then on an unconsolidated basis. ie. results of operations are reflected as "Equity in earnings (loss) of non-consolidated subsidiary" and the Company's investment as "Deficit of non-consolidated subsidiary".

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. While the Company reported a net income of $105,000 for the quarter ended March 31, 1995, it has a stockholders' deficiency of $55,981,000 at March 31, 1995. In addition, URIC has been under a confidential order of supervision by the Texas Department of Insurance (TDI) since June, 1994. The basis for this order was related primarily to URIC's loan to a business trust (Alpha Trust). The TDI is seeking to have this loan by URIC to be prepaid. Negotiations between URIC and TDI are continuing. Unless TDI is convinced that prepayment can occur within an acceptable period of time, it is likely that URIC will be placed into conservatorship. Under conservation, the TDI assumes all



                                                    Page 7 of 12
LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
- --------------

NOTE 1 - GENERAL, continued

control and decision making authority during the rehabilitation period. Under conservatorship, in 1995, URIC would be accounted for as a non-consolidated subsidiary. The Company's parent, Lawrence Group, is seeking funds that will enable it to, among other things, prepay the Alpha Trust loan as well as to provide additional improvement in the Company's stockholders' equity. However, there can be no guarantee that these actions will be successful. The 1995 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles, and in the opinion of Management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods. Results of interim periods are not necessarily indicative of results for the full year.

     These consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Form
10-K for the year ended December 31, 1994.

(b)  CASH AND CASH EQUIVALENTS

     The Company considers cash to be funds held in checking and money market accounts. Non-negotiable certificates of deposit are considered to be cash equivalents.

(c)  PER SHARE DATA

     Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.










                                                      Page 8 of 12
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     As discussed in Note 1, UCIC has been placed under the control and management of the NYID and as a consequence, has not been consolidated with the Company's results. The operating results up to July 7, 1994 are included in "Equity in earnings
(loss) of non-consolidated subsidiary", based upon the equity method of accounting. UCIC has a stockholder's deficit and the Company's net investment is recorded as "Deficit of non-consolidated subsidiary". It should be noted that the first quarter 1995 10-Q has been prepared on the premise that UCIC's difficulties would be borne financially by the Company. In management's opinion, it is unlikely that this deficiency would be imposed on the Company.

     In addition, the financial statement exhibits monies due UCIC and URIC from the Alpha Trust as if they do not exist. This is because of the accounting treatment which is accorded them at the moment.

     In the absence of the accounting treatment stated above, the stockholders' equity would be approximately $15,640,000.
Nonetheless, the 1995 financial figures in this 10-Q do not include these adjustments.

     URIC and Global voluntarily ceased writing new and renewal business during the first quarter of 1994 and the fourth quarter of 1993, respectively. Earned premiums and associated losses and expenses for these subsidiaries, relate primarily to business generated prior to 1994.

     Earned premium decreased approximately $2,885,000 reflecting the impact of the moratorium on URIC and Global and a reduction in Senate's business. Senate has been impacted by publicity related to the financial condition of LIG and to changes in customer needs for stop loss insurance which is Senate's primary product.

     Investment income increased by $15,000 as higher rates offset the impact of lower average invested assets.

     Loss and loss adjustment expense (LAE) decreased by $3,350,000 as the first quarter of 1994 was adversely impacted by the Northbridge California earthquake.




                                                    Page 9 of 12

LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

     Policy acquisition expenses decreased by $610,000 and was related primarily to the decrease in earned premium partially offset by commission adjustment on reinsurance assumed.

     Operating expenses increased by $185,000 with the increase attributable largely to costs associated with defending the Company's subsidiaries in disputes with state insurance departments.

     Equity in earnings of non-consolidated subsidiary was $37,000 compared with a loss of $6,270,000 in the first quarter 1994. Subsequent to June 1994, the Company no longer included UCIC's results of operations and the 1995 amount represents only the UCIC's share of URIC's operations.

     Equity in loss of investee was $0 for the first quarter 1995 compared with a loss of $103,000 in the same period last year.
The amount for 1994 represented the amount charged to operations to reduce LIG's carrying value for MTI to $0.

     Income tax expense represents state income taxes as the Company, which files a consolidated federal return, has a NOL carryforward.

     As a result of the above, the Company recorded net income of $105,000 for the first quarter of 1995 compared with a net loss of $7,194,000 for the same period in 1994. The 1994 first quarter loss was restated by $3,633,000 compared with the Company's results reported on its first quarter 1994 10Q. The restatement was attributable primarily to the write off of an income tax recoverable by UCIC of approximately $3,416,000 and the write off of the remaining equity in MTI.














                                                     Page 10 of 12
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 --------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
AS OF MARCH 31, 1995

     For the quarter ended March 31, 1995, the Company used cash for operations of $3,220,000. This was partially offset by cash provided by investing operations. To the extent that URIC and Global continue in a run off situation, it is likely that operations will be partially funded by proceeds from the disposition of investments.

     The Company obtains the majority of its cash from dividends paid by its two insurance subsidiaries. Due to regulatory restrictions, those subsidiaries currently can not pay dividends to the parent. However, it is anticipated that it can meet its cash needs for the foreseeable future out of its current assets. It is anticipated that URIC will be able to meet its projected cash requirements as will the subsidiaries owned by URIC.
































                                                    Page 11 of 12
LAWRENCE INSURANCE GROUP, INC.
SIGNATURES
MARCH 31, 1995
_____________________________


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        LAWRENCE INSURANCE GROUP, INC.



                        /s/ ALBERT W. LAWRENCE
                        -----------------------------------------

                        Albert W. Lawrence, Chairman of the Board


                        /s/ F. HERBERT BRANTLINGER
                        ---------------------------------

                        F. Herbert Brantlinger, President


                        /s/ ALBERT F. KILTS
                        --------------------------
                        Albert F. Kilts, Treasurer

























                                                  Page 12 of 12