Form 10-Q
period 1995-06-30
LAWRENCE INSURANCE GROUP INC
filed 1995-08-03
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended June 30, 1995

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








                                                       Page 1 of 14
LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                          JUNE 30,    DECEMBER 31,
                                            1995         1994
                                         (UNAUDITED)   (AUDITED)
                                          -----------  ------------
Investments:
  Fixed maturities held to maturity at
    amortized cost (Fair value:
    1995-$4,659; 1994-$7,684)                $4,439      $7,698
  Fixed maturities available for sale
    at fair value (Cost: 1995-$6,830;
    1994-$6,228)                              6,843       5,784
  Equity in common stock of investee
    (Cost: 1995-$103; 1994-$103)                -           -
  Equity securities, at fair value
    (Cost: 1995-$997; 1994-$997)                940         917
  Short-term investments, at cost which
    approximates fair value                  11,035      11,523
  Collateral loans, at fair value             1,033       1,033
  Mortgage loans on real estate, at
    aggregate outstanding principal balance     179         186
  Other invested assets, at fair value:
    (Cost: 1995-$494; 1994-$853)                488         853
                                             ------      ------
      Total investments                      24,957      27,994

Cash and cash equivalents                     1,340       2,500
Accrued investment income                       596         668
Accounts receivable (Net of allowance
  for doubtful accounts of $0 in 1995
  and 1994 and commissions owed to
  affiliates of $0 in 1995 and 1994)         10,471      12,467
Reinsurance recoverable on paid losses       13,855      13,708
Reinsurance receivable                        7,546       7,320
Deferred policy acquisition costs               102         289
Property and equipment, net                      37          52
Other assets                                  1,890       2,043
                                             ------      ------
     Total assets                           $60,794     $67,041
                                             ======      ======







See accompanying notes to consolidated financial statements.

                                                       Page 2 of 14

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
($ IN THOUSANDS)


                                          JUNE 30,    DECEMBER 31,
                                            1995         1994
                                        (UNAUDITED)   (AUDITED)
                                         ----------   ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                     $40,120    $47,165
  Deficit of non-consolidated
    subsidiary                               56,982     56,879
  Unearned premiums                             324      1,384
  Reinsurance balances payable               15,239     13,316
  Other liabilities                           3,608      4,549
                                            -------    -------
    Total liabilities                       116,273    123,293
                                            -------    -------

Contingencies and commitments                   -          -

Stockholders' deficiency:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                          -          -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                 141        141
  Additional paid-in-capital                 39,739     39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1995 and 1994)       (2,286)    (2,664)
  Receivable from Alpha Trust               (27,000)   (27,000)
  Accumulated deficit                       (66,073)   (66,468)
                                             ------     ------
    Total stockholders' deficiency          (55,479)   (56,252)
                                             ------     ------

    Total liabilities and
      stockholders' deficiency              $60,794    $67,041
                                             ======     ======






See accompanying notes to consolidated financial statements.

                                                       Page 3 of 14
LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                              THREE MONTHS      SIX MONTHS
                              ENDED JUNE 30,   ENDED JUNE 30,
                             ---------------  ---------------
                              1995     1994     1995     1994
                             -----    -----    -----    -----
Revenues:
  Net premiums earned       $1,147   $2,208   $1,539    $5,485
  Net investment income        787      916    1,576     1,690
  Realized gains (losses)
    on investments              -      (884)      -       (890)
                             -----    -----    -----     -----
    Total revenues           1,934    2,240    3,115     6,285
                             -----    -----    -----     -----
Operating expenses:
  Losses and loss
    adjustment expenses        836    1,314    1,145     4,973
  Policy acquisition
    expenses                   286      720      679     1,723
  Other operating expenses     550      379      912       556
                             -----    -----    -----     -----
    Total operating expenses 1,672    2,413    2,736     7,252
                             -----    -----    -----     -----
Operating income (loss)        262     (173)     379      (967)
Equity in earnings (loss)
  of non-consolidated
  subsidiary                   (37)    (676)     -      (6,946)
Equity in loss of investee      -        -       -        (103)
                              -----    -----   -----    ------
Income (loss) before
  income taxes                 225     (849)     379    (8,016)
                              -----    -----   -----    ------
Income tax expense (benefit):
  Current                      (65)       27     (16)       54
  Deferred                      -         -       -         -
                              -----    -----    ----     -----
    Total income tax
      expense (benefit)        (65)       27     (16)       54
                              -----    -----    ----     -----
  Net income (loss)         $  290   $  (876) $  395   $(8,070)
                              =====    =====   =====    ======
  Average shares
    outstanding             14,121    14,121  14,121    14,121
                            ======    ======  ======    ======
  Net income (loss)
    per share               $  .02   $  (.06) $  .03   $  (.57)
                            ======    ======   =====    ======

See accompanying notes to consolidated financial statements.

                                                       Page 4 of 14
LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
SIX MONTHS ENDED JUNE 30, 1995
($ IN THOUSANDS)



                          Net
                          unreal-
                  Addi-   ized
                  tional  gains      Receiv-             Total
                  paid-   (losses)   able      Accum-    stock-
           Com-    in       on       from      ulated    holders'
           mon    cap-    invest-    Alpha     def-      def-
           stock  ital    ments      Trust     ciency    ciency
- -----------------------------------------------------------------
Balance at
  1/1/95   $141  $39,739 $(2,664)  $(27,000)  $(66,468) $(56,252)

Net income
  (loss)    -        -       -          -          395       395

Change in
  net
  unreal-
  ized
  gains
  (losses)  -        -       378        -          -         378
            ---   ------   -----     ------     ------    ------
Balance at
  6/30/95  $141  $39,739 $(2,286)  $(27,000)  $(66,073) $(55,479)
            ===   ======   =====     ======     ======    ======



















See accompanying notes to consolidated financial statements.

                                                       Page 5 of 14

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30,
($ IN THOUSANDS)

                                               1995        1994
                                             ------     -------
Net cash and cash equivalents
  used by operating activities               $(4,685)   $(14,217)
                                              ------     -------
Investing activities:
  Proceeds on sales of:
    Fixed maturities
      available for sale                         -        7,472
  Proceeds on redemptions of:
    Fixed maturities held to maturity          3,255        610
  Other proceeds                                 470        334
  Purchase of long-term investments:
    Fixed maturities available for sale         (688)   (12,997)
    Equity securities                             -        (503)
    Other                                         -      (1,724)
  (Increase) decrease in short-term
    investments                                  488     19,970
                                               -----     ------
Net cash and cash equivalents
  provided by investing activities             3,525     13,162
                                               -----     ------
Financing activities:
  Receivable from Alpha Trust                     -     (14,000)
                                               -----     ------
Increase (decrease) in cash
  and cash equivalents                        (1,160)   (15,055)

Cash and cash equivalents-beginning
  of period                                    2,500     16,882
                                               -----     ------
Cash and cash equivalents-end
  of period                                  $ 1,340   $  1,827
                                               =====    =======
Supplemental disclosure of cash
  flow information:
    Cash paid during period for
     income taxes                            $   -     $    225
                                               =====    =======






See accompanying notes to consolidated financial statements.

                                                       Page 6 of 14
LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995
- --------------

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. While the Company reported net income of $395,000 for the six months ended June 30, 1995, it has a stockholders' deficiency of $55,479,000 at June 30, 1995. In addition, URIC has been under a confidential order of supervision by the Texas Department of Insurance (TDI) since June, 1994. The basis for this order was related primarily to URIC's loan to a business trust (Alpha Trust), which in turn loaned money to Lawrence Group. The TDI is seeking to have this loan by URIC to be prepaid. Negotiations between URIC and TDI are continuing. Unless TDI is convinced that prepayment can occur within an acceptable period of time, it is likely that URIC will be placed into conservatorship. Under



                                                    Page 7 of 14

LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995
- -----------------------------------------------------
NOTE 1 - GENERAL, continued

conservation, the TDI assumes all control and decision making authority during the rehabilitation period. Under conservatorship, in 1995, URIC would be accounted for as a non-consolidated subsidiary. The Company's parent, Lawrence Group, is seeking funds that will enable it to, among other things, prepay the Alpha Trust loan as well as to provide additional improvement in the Company's stockholders' equity. However, there can be no guarantee that these actions will be successful. The 1995 financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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











                                                      Page 8 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

     As discussed in Note 1, UCIC has been placed under the control and management of the NYID and as a consequence, has not been consolidated with the Company's results. The operating results up to July 7, 1994 are included in "Equity in earnings (loss) of non-consolidated subsidiary", based upon the equity method of accounting. UCIC has a stockholder's deficit and the Company's net investment is recorded as "Deficit of non-consolidated subsidiary". It should be noted that the second quarter 1995 10-Q has been prepared on the premise that UCIC's difficulties would be borne financially by the Company. In management's opinion, it is unlikely that this deficiency would be imposed on the Company.

     In addition, the financial statement exhibits monies due UCIC and URIC from the Alpha Trust as if they do not exist. This is because of the accounting treatment which is accorded them at the moment.

     In the absence of the accounting treatment stated above, the stockholders' equity would be approximately $16,142,000.
Nonetheless, the 1995 financial figures in this 10-Q do not include these adjustments.

     URIC and Global voluntarily ceased writing new and renewal business during the first quarter of 1994 and the fourth quarter of 1993, respectively, although Global continued to receive assignments from the Georgia automobile assigned risk pool.

     Results for the second quarter 1995 vs 1994 are as follows:

     Earned premium for the second quarter decreased approximately $1,061,000 reflecting the impact of the moratorium on URIC and Global and a reduction in Senate's business. Senate has been impacted by publicity related to the financial condition of LIG and to changes in customer needs for stop loss insurance which is Senate's primary product.

     Investment income decreased by $129,000 reflecting the lower level of average invested assets partially offset by higher rates on short term investments.

     Realized gains were $0 compared with an $884,000 loss recorded in 1994 which represented a loss on the sale of securities and a write down of an investment in equity securities of $503,000.



                                                      Page 9 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


     Loss and loss adjustment expense (LAE) decreased by $478,000 primarily as a result of lower premium volume.

     Policy acquisition expenses decreased by $434,000 and was related primarily to the decrease in earned premium and commission adjustments on reinsurance assumed.

     Operating expenses increased by $171,000 with the increase attributable largely to costs associated with defending the Company's subsidiaries in disputes with state insurance departments.

     Equity in loss of non-consolidated subsidiary was $37,000 compared with a loss of $676,000 in the second quarter 1994. Subsequent to June 1994, the Company no longer included UCIC's results of operations and the 1995 amount represents only UCIC's share of URIC's operations.

     Income tax benefits represent adjustments for state income taxes as the Company, which files a consolidated federal return, has a NOL carryforward.

     As a result of the above, the Company recorded net income of $290,000 for the second quarter of 1995 compared with a net loss of $876,000 for the same period in 1994.




















                                                      Page 10 of 14

LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


    Results for the six months ended June 30, 1995 compared with the same period last year are as follows:

     Earned premium for the six months decreased approximately $3,946,000 reflecting the impact of the moratorium on URIC and Global and a reduction in Senate's business. Senate has been impacted by publicity related to the financial condition of LIG and to changes in customer needs for stop loss insurance which is Senate's primary product.

     Investment income decreased by $114,000 reflecting the impact of lower average invested assets partially offset by higher rates on short term investments. Realized gains were $0 as compared with a $890,000 realized loss incurred in 1994.

     Loss and loss adjustment expense (LAE) decreased by $3,828,000 as a result of lower premiums volume as well as 1994 being adversely impacted by the Northbridge California earthquake.

     Policy acquisition expenses decreased by $1,044,000 and was related primarily to the decrease in earned premium partially offset by commission adjustment on reinsurance assumed.

     Operating expenses increased by $356,000 with the increase attributable largely to costs associated with defending the Company's subsidiaries in disputes with state insurance departments.

     Equity in earnings of non-consolidated subsidiary was $0 compared with a loss of $6,946,000 in the first six months of 1994. Subsequent to June 1994, the Company no longer included UCIC's results of operations and the 1995 amount represents only the UCIC's share of URIC's operations.

     Equity in loss of investee was $0 for 1995 compared with a loss of $103,000 in the same period last year. The amount for 1994 represented the amount charged to operations to reduce LIG's carrying value for MTI to $0.

     Income tax benefits represent adjustments for state income taxes as the Company, which files a consolidated federal return, has a NOL carryforward.



                                                     Page 11 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


     As a result of the above, the Company recorded net income of $395,000 for the first six months of 1995 compared with a net loss of $8,070,000 for the same period in 1994. The first six months of 1994 loss was restated by $4,230,000 compared with the Company's results reported on its second quarter 1994 10-Q. The restatement was attributable primarily to the write off of an income tax recoverable by UCIC of approximately $3,416,000 and the write down of several investments in the amount of $1,221,000. These were partially offset by reductions in the net deficit of UCIC of $407,000.



































                                                      Page 12 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
AS OF JUNE 30, 1995


     For the six months ended June 30, 1995, the Company used cash for operations of $4,685,000. This was partially offset by cash provided by investing operations. To the extent that URIC and Global continue in a run off situation, it is likely that operations will be partially funded by proceeds from the disposition of investments.

     The Company obtains the majority of its cash from dividends paid by its two insurance subsidiaries (UCIC and URIC). Due to regulatory restrictions, those subsidiaries currently can not pay dividends to the parent. However, it has been able to meet its cash needs out of its current assets. It is anticipated that URIC will be able to meet its projected cash requirements as will the subsidiaries owned by URIC.































                                                    Page 13 of 14
LAWRENCE INSURANCE GROUP, INC.
SIGNATURES
JUNE 30, 1995
_____________________________


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

























                                                     Page 14 of 14