Form 10-Q
period 1995-09-30
LAWRENCE INSURANCE GROUP INC
filed 1995-11-17
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 1995

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

     As of September 30, 1995, there were 14,121,482 shares of common stock, $.01 par value, issued and outstanding.










                                                       Page 1 of 14
LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                        SEPTEMBER 30, DECEMBER 31,
                                            1995         1994
                                         (UNAUDITED)   (AUDITED)
                                          -----------  ------------
Investments:
  Fixed maturities held to maturity at
    amortized cost (Fair value:
    1995-$4,461; 1994-$7,684)                $4,331      $7,698
  Fixed maturities available for sale
    at fair value (Cost: 1995-$2,330;
    1994-$6,228)                              2,330       5,784
  Equity in common stock of investee
    (Cost: 1995-$103; 1994-$103)                -           -
  Equity securities, at fair value
    (Cost: 1995-$997; 1994-$997)                940         917
  Short-term investments, at cost which
    approximates fair value                  13,582      11,523
  Collateral loans, at fair value               -         1,033
  Mortgage loans on real estate, at
    aggregate outstanding principal balance     175         186
  Other invested assets, at fair value:
    (Cost: 1995-$42; 1994-$853)                  42         853
                                             ------      ------
      Total investments                      21,400      27,994

Cash and cash equivalents                     2,273       2,500
Accrued investment income                       552         668
Accounts receivable (Net of allowance
  for doubtful accounts of $0 in 1995
  and 1994 and commissions owed to
  affiliates of $0 in 1995 and 1994)         10,754      12,467
Reinsurance recoverable on paid losses       11,681      13,708
Reinsurance receivable                        5,462       7,320
Deferred policy acquisition costs                63         289
Property and equipment, net                      29          52
Other assets                                  1,984       2,043
                                             ------      ------
     Total assets                           $54,198     $67,041
                                             ======      ======







See accompanying notes to consolidated financial statements.

                                                       Page 2 of 14

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
($ IN THOUSANDS)


                                      SEPTEMBER 30,   DECEMBER 31,
                                            1995         1994
                                        (UNAUDITED)   (AUDITED)
                                         ----------   ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                     $33,613    $47,165
  Deficit of non-consolidated
    subsidiary                               57,062     56,879
  Unearned premiums                             780      1,384
  Reinsurance balances payable               14,686     13,316
  Other liabilities                           2,783      4,549
  Note payable to affiliate                     300        -
                                            -------    -------
    Total liabilities                       109,224    123,293
                                            -------    -------

Contingencies and commitments                   -          -

Stockholders' deficiency:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                          -          -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                 141        141
  Additional paid-in-capital                 39,739     39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1995 and 1994)       (2,297)    (2,664)
  Receivable from Alpha Trust               (27,000)   (27,000)
  Accumulated deficit                       (65,609)   (66,468)
                                             ------     ------
    Total stockholders' deficiency          (55,026)   (56,252)
                                             ------     ------
    Total liabilities and
      stockholders' deficiency              $54,198    $67,041
                                             ======     ======






See accompanying notes to consolidated financial statements.

                                                       Page 3 of 14
LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                              THREE MONTHS      NINE MONTHS
                          ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                             ---------------  ---------------
                              1995     1994     1995     1994
                             -----    -----    -----    -----
Revenues:
  Net premiums earned       $1,342   $2,453   $2,881    $7,938
  Net investment income        807      786    2,383     2,476
  Realized gains (losses)
    on investments            (568)       9     (568)     (881)
                             -----    -----    -----     -----
    Total revenues           1,581    3,248    4,696     9,533
                             -----    -----    -----     -----
Operating expenses:
  Losses and loss
    adjustment expenses        334     (570)   1,479     4,403
  Policy acquisition
    expenses                   721    2,564    1,400     4,287
  Other operating expenses     343      505    1,255     1,061
                             -----    -----    -----     -----
    Total operating expenses 1,398    2,499    4,134     9,751
                             -----    -----    -----     -----
Operating income (loss)        183      749      562      (218)
Equity in earnings (loss)
  of non-consolidated
  subsidiary                   (83)    (121)     (83)   (7,067)
Equity in loss of investee      -        -       -        (103)
                              -----    -----   -----    ------
Income (loss) before
  income taxes                 100      628      479    (7,388)
                              -----    -----   -----    ------
Income tax expense (benefit)  (364)      27     (380)       81
                              -----    -----    ----     -----
   Net income (loss)         $ 464   $  601   $  859   $(7,469)
                              =====    =====   =====    ======
  Average shares
    outstanding             14,121    14,121  14,121    14,121
                            ======    ======  ======    ======
  Net income (loss)
    per share               $  .03   $   .04  $  .06   $  (.53)
                            ======    ======   =====    ======





See accompanying notes to consolidated financial statements.


                                                       Page 4 of 14

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 1995
($ IN THOUSANDS)



                          Net
                          unreal-
                  Addi-   ized
                  tional  gains      Receiv-             Total
                  paid-   (losses)   able      Accum-    stock-
           Com-    in       on       from      ulated    holders'
           mon    cap-    invest-    Alpha     def-      def-
           stock  ital    ments      Trust     ciency    ciency
-----------------------------------------------------------------
Balance at
  1/1/95   $141  $39,739 $(2,664)  $(27,000)  $(66,468) $(56,252)

Net income
  (loss)    -        -       -          -          859       859

Change in
  net
  unreal-
  ized
  gains
  (losses)  -        -       367        -          -         367
            ---   ------   -----     ------     ------    ------
Balance at
  9/30/95  $141  $39,739 $(2,297)  $(27,000)  $(65,609) $(55,026)
            ===   ======   =====     ======     ======    ======



















See accompanying notes to consolidated financial statements.

                                                       Page 5 of 14

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 1995
($ IN THOUSANDS)                               1995        1994
                                             ------     -------
Net cash and cash equivalents
  used by operating activities               $(7,024)   $(17,689)
                                              ------     -------
Investing activities:
  Proceeds on sales of:
    Fixed maturities held to maturity          1,721         -
    Fixed maturities available for sale        3,910      7,705
    Other investments                            682         -
  Proceeds on redemptions of:
    Fixed maturities held to maturity          3,850        830
    Fixed maturities available for sale           27        600
    Other investments                            477        511
  Purchase of long-term investments:
    Fixed maturities held to maturity         (2,111)        -
    Fixed maturities available for sale           -     (12,997)
    Equity securities                             -        (503)
    Other                                         -      (1,756)
  (Increase) decrease in short-term
    investments                               (2,059)    23,124
                                               -----     ------
Net cash and cash equivalents
  provided by investing activities             6,497     17,514
                                               -----     ------
Financing activities:
  Receivable from Alpha Trust                     -     (14,000)
  Note payable to affiliate                      300        -
                                               -----     ------
     Net increase (decrease) from
       financing activities                      300    (14,000)
                                               -----     ------
Increase (decrease) in cash
  and cash equivalents                          (227)   (14,175)

Cash and cash equivalents-beginning
  of period                                    2,500     35,276
Cash and cash equivalents of non-
  consolidated subsidiary at
  December 31, 1993                               -     (18,394)
                                               -----     ------
Cash and cash equivalents-end of period      $ 2,273   $  2,707
                                               =====    =======
Supplemental disclosure of cash
  flow information:
    Cash paid during period for
     income taxes                            $    31   $    307
                                               =====    =======
See accompanying notes to consolidated financial statements.

                                                    Page 6 of 14
LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
--------------

NOTE 1 - GENERAL

     Lawrence Insurance Group, Inc. (the Company or LIG) was incorporated in Delaware on September 30, 1986, as an insurance holding company which is presently 93% owned by Lawrence Group, Inc. (Lawrence Group).

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. While the Company reported net income of $859,000 for the nine months ended September 30, 1995, it has a stockholders' deficiency of $55,026,000 at September 30, 1995. In addition, URIC had been under a confidential order of supervision by the Texas Department of Insurance (TDI) from June 22, 1994 through August 25, 1995. The release was conditioned upon achieving certain policyholder surplus goals. The Company has met the first three surplus goals and expects to achieve the fourth, which calls for a minimum policy holders surplus of $8,000,000 at December 31, 1995. There can be no guarantee, however, that this will be achieved. The release also contained a number of other requirements which relate to reporting and cooperation with the TDI. In the event that URIC


                                                     Page 7 of 14
LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
--------------

NOTE 1 - GENERAL, continued

fails to meet or achieve the various deadlines and requirements, the TDI will have the authority to place URIC into conservatorship. Under conservation TDI assumes all control and decision making authority. While under conservatorship URIC would be accounted for as a non-consolidated subsidiary. The 1995 financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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













                                                      Page 8 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     As discussed in Note 1, UCIC has been placed under the control and management of the NYID and as a consequence, has not been consolidated with the Company's results. The operating results up to July 7, 1994 are included in "Equity in earnings (loss) of non-consolidated subsidiary", based upon the equity method of accounting. UCIC has a stockholder's deficit and the Company's net investment is recorded as "Deficit of non-consolidated subsidiary". It should be noted that the third quarter 1995 10-Q has been prepared on the premise that UCIC's difficulties would be borne financially by the Company. In management's opinion, it is unlikely that this deficiency would be imposed on the Company.

     In addition, the financial statement exhibits monies due UCIC and URIC from the Alpha Trust as if they do not exist. This is because of the accounting treatment which is accorded them at the moment.

     In the absence of the accounting treatment stated above, the stockholders' equity would be approximately $16,595,000.
Nonetheless, the 1995 financial figures in this 10-Q do not include these adjustments.

     URIC and Global voluntarily ceased writing new and renewal business during the first quarter of 1994 and the fourth quarter of 1993, respectively, although Global continued to receive assignments from the Georgia automobile assigned risk pool.
Approval is required from the respective state insurance departments before they can resume writing.

     Results for the third quarter 1995 vs 1994 are as follows:

     Earned premium for the third quarter decreased approximately $1,111,000 reflecting the impact of the moratorium on URIC and Global and a reduction in Senate's business. Senate has been impacted by publicity related to the financial condition of LIG and to changes in customer needs for stop loss insurance which is Senate's primary product.

     Investment income increased by $21,000 reflecting the lower level of average invested assets offset by higher rates on short term investments.

     Realized losses were $568,000 compared with a $9,000 gain recorded in 1994. The loss during the 1995 quarter represented a loss on the disposal of URIC's investment in Aquatic Development

                                                     Page 9 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


Corporation ($683,000) partially offset by gains on the disposition of other investments ($115,000).

     Loss and loss adjustment expense (LAE) increased by $904,000 compared with last year as the third quarter 1994 was impacted by adjustments between premiums, losses and LAE and commission expenses related to adjustable reinsurance contracts.

     Policy acquisition expenses decreased by $1,843,000 and was related primarily to the decrease in earned premium and commission adjustments on adjustable reinsurance contracts.

     Operating expenses decreased by $167,000 with the decrease attributable to the lower level of business.

     Equity in loss of non-consolidated subsidiary was $83,000 compared with a loss of $121,000 in the third quarter 1994. Subsequent to June 1994, the Company no longer included UCIC's results of operations and the 1995 amount represents only UCIC's share of URIC's operations.

     Income tax benefits for the quarter was $364,000 compared with a cost of $27,000 for the third quarter 1994. The benefit resulted from the receipt of monies in 1995 related to an income tax receivable which had been reserved for in 1994.

     As a result of the above, the Company recorded net income of $464,000 for the third quarter of 1995 compared with a net income of $601,000 for the same period in 1994.
















                                                      Page 10 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


    Results for the nine months ended September 30, 1995 compared with the same period last year are as follows:

     Earned premium for the nine months decreased approximately $5,057,000 reflecting the impact of the moratorium on URIC and Global and a reduction in Senate's business. Senate has been impacted by publicity related to the financial condition of LIG and to changes in customer needs for stop loss insurance which is Senate's primary product.

     Investment income decreased by $93,000 reflecting the impact of lower average invested assets partially offset by higher rates on short term investments. Realized losses were $568,000 as compared with a $881,000 realized loss incurred in 1994.

     Loss and loss adjustment expense (LAE) decreased by $2,924,000 as a result of lower premium volume as well as 1994 being adversely impacted by the Northbridge California earthquake.

     Policy acquisition expenses decreased by $2,887,000 and was related to the decrease in earned premium and commission adjustments on loss sensitive reinsurance contracts.

     Operating expenses increased by $188,000 with the increase attributable largely to costs associated with defending the Company's subsidiaries in disputes with state insurance departments.

     Equity in loss of non-consolidated subsidiary was $83,000 compared with a loss of $7,067,000 in the first nine months of 1994. Subsequent to June 1994, the Company no longer included UCIC's results of operations and the 1995 amount represents only the UCIC's share of URIC's operations.

     Equity in loss of investee was $0 for 1995 compared with a loss of $103,000 in the same period last year. The amount for 1994 represented the amount charged to operations to reduce LIG's carrying value for MTI to $0.

     Income tax benefits for 1995 represents restorations of an income tax recoverable written down in 1994 as monies were received during the third quarter 1995 and adjustments for state income taxes.


                                                     Page 11 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


     As a result of the above, the Company recorded net income of $859,000 for the first nine months of 1995 compared with a net loss of $7,469,000 for the same period in 1994. The first nine months of 1994 loss was restated by $4,230,000 compared with the Company's results reported on its third quarter 1994 10-Q. The restatement was attributable primarily to the write off of an income tax recoverable by UCIC of approximately $3,416,000 and the write down of several investments in the amount of $1,221,000. These were partially offset by reductions in the net deficit of UCIC of $407,000.


LIQUIDITY AND CAPITAL RESOURCES
AS OF SEPTEMBER 30, 1995

     For the nine months ended September 30, 1995, the Company used cash for operations of $7,024,000. This was partially offset by cash provided by investing operations. To the extent that URIC and Global continue in a run off situation, it is likely that operations will be partially funded by proceeds from the disposition of investments.

     The Company obtained the majority of its cash from dividends paid by its two insurance subsidiaries (UCIC and URIC). Due to regulatory restrictions, those subsidiaries currently can not pay dividends to the parent. However, it has been able to meet its cash needs out of its current assets. It is anticipated that URIC will be able to meet its projected cash requirements as will the subsidiaries owned by URIC.
















                                                     Page 12 of 14
LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Shareholders was held on August 29, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

                           IN FAVOR       WITHHELD       ABSTAINED
RITA E. HARFIELD           13,413,856       27,894
BARBARA C. LAWRENCE        13,411,486       30,264
F. HERBERT BRANTLINGER     13,413,782       27,968
R. WAYNE DIESEL            13,413,731       28,019
NEVIN D. HARKNESS          13,410,202       31,548
ALBERT F. KILTS            13,413,757       27,993
MILOS R. KNORR             13,413,931       27,819
ALBERT W. LAWRENCE         13,411,562       30,188
WILLIAM J. MATHER          13,413,631       28,119
LAWRENCE A. SHORE          13,412,161       29,589

     The vote on the ratification of Coopers and Lybrand, L.L.P. as the Company's independent public accountants was as follows:

RATIFICATION OF
INDEPENDENT PUBLIC
ACCOUNTANTS                13,429,982        9,616          2,152

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     On August 29, 1995, the Company filed Form 8-K indicating that the Commissioner of Insurance of the Texas Department of Insurance, effective August 25, 1995 released URIC from the confidential order of supervision which it had imposed on June 22, 1994. The release was conditioned upon URIC achieving certain financial goals.

  The 8-K also reported that the American Stock Exchange was allowing the resumption of trading of the Company's stock effective August 30, 1995. The Exchange had noted however, that since the Company did not meet its financial guidelines, that delisting procedures could be commenced in the future.









                                                 Page 13 of 14
LAWRENCE INSURANCE GROUP, INC.
SIGNATURES
September 30, 1995
_____________________________


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