Form 10-K
period 1995-12-31
LAWRENCE INSURANCE GROUP INC
filed 1996-04-16
CIK 805266

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                          FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995
                      (Fee Required)
                           - or -
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
                    (No Fee Required)

                COMMISSION FILE NUMBER 1-9460
                LAWRENCE INSURANCE GROUP, INC.
   (Exact name of registrant as specified in its charter)

Delaware                                              13-3370656
(State or other jurisdiction   (I.R.S. Employer Identification No.)
of incorporation or organization)

           500 Fifth Avenue, New York, New York  10110
            (Address of principal executive offices)

Registrant's telephone number, including area code:  (212) 944-8242
                ______________________________
     Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
Common Stock, $.01 par value             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                     Yes     X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 21, 1996 of voting stock held by non-affiliates of the registrant was $815,000. As of March 21, 1996, 14,121,482 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      TABLE OF CONTENTS

Item  1   Business                                             3
Item  2   Properties                                          21
Item  3   Legal Proceedings                                   22
Item  4   Submission of Matters to a Vote
             of Security Holders                              22
Item  5   Market for Registrant's Common Stock
             an Related Stockholder Matters                   22
Item  6   Selected Consolidated Financial Data                23
Item  7   Management"s Discussion an Analysis of Financial
             Condition and Results of Operations              25
Item  8   Financial Statements and Supplemental Data          32
Item  9   Changes and Disagreements with Accountants on
             Accounting and Financial Disclosures             33
Item 10   Directors and Executive Officers                    33
Item 11   Executive Compensation                              35
Item 12   Security Ownership of Certain Beneficial
             Owners and Management                            38
Item 13   Certain Relationships and Related Transactions      38
Item 14   Exhibits, Financial Statement Schedules,
             and Reports on Form 8K                           41
Signatures                                                    42
Index to Consolidated Financial Statements and
   Financial Statement Schedules                              43
Consolidated Financial Statements                            F-1
Financial Statement Schedules                                S-1

PART I
ITEM 1.  BUSINESS

General

     On November 9, 1995, after a long period of negotiation and discussion with the New York Insurance Department (NYID), Lawrence Insurance Group, Inc. (LIG or the Company) consented to United Community Insurance Company (UCIC) being liquidated. This action concludes the most difficult and challenging chapter in the history of the UCIC and LIG. While the Board deeply regretted this action, it believes that it was in the best interests of the public and its shareholders as it allows the Company to refocus its energies and resources on its remaining businesses. With the liquidation of UCIC, the Company is no longer required to carry the stockholders' deficit of UCIC as a liability. This had a positive impact on LIG's net income and stockholders' equity of $38,387,000 and $57,621,000, respectively. Primarily as a result of the problems at UCIC the Company had recorded a net loss of $7,091,000 for 1994 following a net loss of $77,104,000 for 1993. However, the Company and United Republic Insurance Company (URIC) could continue to be impacted by losses incurred by UCIC as a result of the pooling agreement between URIC and UCIC. Refer to Reinsurance Ceded for further detail.

      Partly as a consequence of UCIC's losses charged to URIC as a result of the pooling agreement between them and a disagreement with the Texas Department of Insurance (TDI) over the value of certain assets, URIC had been under a Confidential Order of Supervision from June 22, 1994 through August 25, 1995 when it was released. The release was conditioned upon URIC's meeting certain financial and other conditions. The failure to meet these conditions would allow URIC to be placed into conservatorship without the consent of URIC or LIG management. At December 31, 1995 URIC had not met all of those goals.

     UCIC, which the New York State Supreme Court of Schenectady County with the consent of the Company, ordered liquidated as of November 10, 1995, was a wholly owned subsidiary of the Company. UCIC was incorporated in 1967 and acquired by Albert W. Lawrence on December 30, 1981. UCIC was transferred by Mr. Lawrence to a subsidiary of Lawrence Group in 1982 and was transferred to the Company in 1986. UCIC wrote commercial and personal lines of Property and Casualty (P&C) insurance until mid-February 1994, when it ceased writing new or renewal business. Refer to Regulation for further detail.

     URIC is owned approximately 79% by the Company, and the remainder is owned by UCIC. URIC was incorporated in 1986 and was acquired by the Company on October 24, 1989. URIC assumed reinsurance and was also licensed to write business directly in some states. URIC voluntarily ceased writing business in 1994. Under the conditions of its confidential supervision and subsequent release, the approval of the TDI to accept any new or renewal business is required. Refer to Regulation for further detail.

      Global Insurance Company (Global) is a wholly owned subsidiary of URIC. Global was incorporated in 1969 and acquired by the Company effective January 1, 1992. Global wrote substandard automobile and excess and surplus lines of P&C insurance. Global voluntarily ceased writing new or renewal business in November
1993 although it continued to receive assignments from Georgia's automobile assigned risk pool. Refer to Regulation for further detail.

     Senate is a wholly owned subsidiary of URIC. Senate was incorporated in 1967, acquired by Albert W. Lawrence in 1978, transferred to a subsidiary of Lawrence Group in 1981 and transferred to the Company in 1986. Senate writes accident and health (A&H) insurance.

     Senate National Life Insurance Company (SNLIC), (formerly known as Commercial Resources Insurance Company), is a wholly owned subsidiary of Senate. SNLIC was incorporated in 1970 and acquired by Senate on January 13, 1983. SNLIC is licensed to write life insurance and assumes A&H and credit life insurance.

     Senate Syndicate, Inc. (Syndicate) was formed in 1985 and was a syndicate on the New York Insurance Exchange (Exchange) until its withdrawal in 1989. It is dormant.

     The Company was formed in 1986 by Lawrence Group under the laws of Delaware, to function as an insurance holding company. Unless the context otherwise requires, URIC, Global, Senate, SNLIC and Syndicate each are sometimes referred to herein as the Company except for 1993 wherein the term Company also includes the accounts of UCIC.

     The Company's executive offices are located at 500 Fifth Avenue, New York, New York 10110, and its telephone number is (212) 944-8242. The Company's principal administrative functions are located at 431 New Karner Road, Albany, New York 12212, and its telephone number is (518) 464-9200.

Relationship with Lawrence Group, Inc.

     Lawrence Group owns and operates subsidiaries principally engaged in insurance agency and brokerage operations, in addition to its ownership interest in the Company. Lawrence Group, headquartered in Schenectady, New York, was established on December

30, 1983, as a holding company for the various insurance related enterprises controlled by Albert W. Lawrence.

     Lawrence Group, through several of its subsidiaries provides marketing, underwriting and policy issuance services to Senate for its A&H insurance. Previously, it had provided marketing, policy issuance, loss control and risk management services for UCIC.

     Lawrence Group owns approximately 93% of the common stock of the Company. Albert W. Lawrence, Chairman of the Board of the
Company, is, along with Barbara C. Lawrence, his wife, the owner of 100% of the common stock of Lawrence Group.

Products

     The Company's current product mix consists of A&H insurance. This class of insurance includes principally medical stop-loss insurance for self-insured medical plans, short-term disability coverage and group dental programs and student accident insurance. The Company's A&H coverage are marketed by A.W. Lawrence & Co., Inc. (AWL), a subsidiary of Lawrence Agency Corp.(LAC), which is a subsidiary of Lawrence Group, Inc. (Lawrence Group), the Company's principal stockholder. SNLIC is licensed to write life insurance and assumes credit A&H and credit life insurance. Due to the lengthy inactivity of URIC and Global in the market place it is uncertain what products, organization and relationships could be reestablished if these companies resume business.


     The following table sets forth the Company's gross premiums written and earned by product line for the periods indicated:

                                 Year Ended December 31,
                           1995    1994     1993    1992    1991
                          -------------------------------------
                                   (Dollars in thousands)
Gross premiums written:
 Property/casualty    $    137  $    283 $111,838 $132,273 $128,169
 Reinsurance assumed     1,281   (12,171)   7,815   29,183   30,288
 Accident/Health/Life    5,237     8,974   11,513   11,673   10,156
                         ------   -------  -------  ------- -------
    Totals            $  6,655    (2,914)$131,166  $173,129$168,613
                         =====     =====  =======   =======  ======
Gross premiums earned:
 Property/casualty    $    222  $   658  $119,615 $136,633 $131,179
 Reinsurance assumed     2,091      451    14,480   26,349   27,799
 Accident/Health/Life    5,222    8,857    11,547   11,686    9,952
                         -----   -------  -------  -------  -------
   Totals             $  7,535  $ 9,966  $145,642 $174,668 $168,930
                         =====    =====   =======  =======  =======

     Gross premiums written or premiums assumed are a measure of the Company's participation and acceptance in the market place. Premiums earned represent a pro rata portion of the business written or assumed in the current calendar year plus amounts carried over from the prior year that are taken into revenue in the current period. Audit premiums on workers' compensation policies are an exception to this rule as such premiums are treated as fully earned when written since the audits are performed after the expiration of the policy. The decline in premiums written and earned during 1995 and 1994 compared with 1993, was related primarily to the exclusion of UCIC and the halt of new and renewal business by URIC and Global.

     The costs of reinsurance are deducted from gross premiums to arrive at net premiums written or earned. The Company, like the industry in general, utilizes reinsurance to minimize the concentration of exposure to losses in any one geographic area, type of coverage or any one insured or group of insureds. The following table shows the net premiums written and earned together with other key operating results, followed by a discussion of the individual products.

     Key operating results on a combined basis and for each product are summarized below:
                                       Year Ended December 31,
                                     1995        1994         1993
                                     ----        ----         ----
                                        (Dollars in thousands)
All products combined:
 Net premiums written             $ 5,135     $(7,770)    $117,861
 Net premiums earned                5,533     $ 5,221     $121,015
 Percentage of Company's
  total earned premium               100.0%      100.0%      100.0%

 Loss and LAE ratio                   97.6%       77.0%      122.7%
 Losses - government pools ratio        - %         - %        0.7%
 Expense ratio                        65.7%       65.6%       41.2%
 Dividend ratio                         - %         - %        0.2%
 Combined ratio                      163.3%      142.6%      164.8%

 Property/casualty:
 Net premiums written              $  137     $   273     $100,541
 Net premiums earned                  222     $   641     $ 96,874
 Percentage of Company's
  total earned premium                 4.0%       12.3%       80.0%

 Loss and LAE ratio                  140.1%      130.9%      133.9%
 Losses - government pools ratio        - %         - %        0.9%
 Expense ratio                       151.3%       69.0%       42.0%
 Dividend ratio                         - %         - %        0.2%
 Combined ratio                      291.4%      199.9%      177.0%

                                       Year Ended December 31,
                                     1995        1994         1993
                                     ----        ----         ----
                                       (Dollars in thousands)
 Reinsurance assumed:
 Net premiums written              $1,063      $(13,802)   $ 7,093
 Net premiums earned                1,490          (974)    13,862
 Percentage of Company's
  total earned premium                26.9%       (18.7)%     11.5%

 Loss and LAE ratio                  208.6%           - %     97.7%
 Expense ratio                        89.9%           - %     49.3%
 Combined ratio                      298.5%           - %    147.0%

 Accident/health/life:
 Net premiums written              $3,935      $  5,759    $10,227
 Net premiums earned                3,821      $  5,554    $10,279
 Percentage of Company's
  total earned premium                69.1%       106.4%       8.5%

 Loss and LAE ratio                   51.9%        37.9%      50.7%
 Expense ratio                        51.0%        44.3%      23.6%
 Combined ratio                      102.9%        82.2%      74.3%

     All Products Combined: For 1995 net premiums written totaled $5,135,000 of which 69% were A&H premiums. Net premiums earned were $5,333,000. For 1994, net premiums written were $(7,770,000). The negative amount was attributable primarily to written premiums that were canceled as a result of the termination of the pooling agreement between URIC and UCIC on January 1, 1994 and retrospect-ive premium adjustments at URIC. Net premiums earned for 1994 totaled $5,221,000. The decrease excluding UCIC was attributable to the moratorium on new and renewal business at URIC and Global and a decline in Senate's net premium earned. The loss and loss adjustment expense (LAE) ratio was 122.7% in 1993, of which approx-imately 47 points of the total ratio represented adjustments to prior year loss reserves related primarily to the P&C business. The loss and LAE ratio was 97.6% and 77.0% for 1995 and 1994, respectively. The loss ratios for 1995 and 1994 were impacted largely by changes in premium and losses for the reinsurance assumed segment due to commutation and or adjustments to numerous reinsurance contracts. For 1995 this favorability was offset by adverse development related URIC's pooling agreement with UCIC.

     The operating expense ratio for 1995 and 1994 was substantially higher than 1993 as changes in operating expenses have not kept pace with reductions in premiums.

     Property/Casualty: Property and casualty results essentially reflected the runoff of prior years' business as new business consisted only of personal automobile assigned risk assignments in

Global. The Company's P&C premiums for 1993 comprised approximately 80% of the Company's net premiums earned. The
Company's P&C combined ratio was 177.0% for 1993 and was due primarily to the adverse development and reserve strengthening within these lines of business.

     The Company wrote very little products liability, professional malpractice and business containing environmental impact coverage. Consequently, the overall exposure to occupational diseases or similar long-time emerging disabilities is considered by Management to be minimal.

     Reinsurance Assumed: Assumed reinsurance was underwritten for P&C coverage which emphasize short-tail exposures in the automobile and general liability lines of business where claims develop over a shorter period of time than do claims arising in such lines of business as medical malpractice and product liability. Reinsurance assumed business for 1995 and 1994 reflected the runoff of prior years business as new business was halted in 1994. Negative written premiums for 1994 were due largely to the termination of the pooling agreement between URIC and UCIC on January 1, 1994.

     Accident/Health: Earned premiums from A&H insurance lines decreased by 31% in 1995 and 15% in 1994 excluding UCIC. The Company's premium volume in A&H has been largely from medical stop loss policies. The growth in this business has slowed as many of the customers who purchased these policies in the past are self insuring at higher retentions. In addition, the Company was impacted by the publicity related to the financial difficulties of UCIC. The Company's A&H loss and LAE ratio increased to 51.9% for
1995 after decreasing to 37.9% for 1994 from 50.7% in 1993.   The
expense ratio increased to 51.0% in 1995 from 44.3% for 1994 and from 23.6% in 1993.

    Further discussion of operating results is provided in ITEM 7
- - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Markets

     The Company's markets for A&H insurance traditionally included school districts, municipalities, retail stores and other selected risks. Public school districts represented the Company's largest single market for its A&H coverage.

     A&H insurance is generally marketed by affiliates of LAC with a lesser percentage of such coverage marketed by agents not otherwise affiliated with Lawrence Group or the Company. A portion of this coverage is marketed to members of sponsoring organizations.

     The Company is required by regulatory authorities to participate in a number of assigned risk pools (Pools) and joint underwriting associations (JUAs). Participation may take the form of either direct assignments of policies to be issued by the Company or payment of assessments to fund the operating deficits of the Pools and JUAs which utilize servicing carriers to provide coverage. For Pools and JUAs which utilize direct assignment of policies, the Company must insure risks that might not otherwise meet the Company's underwriting standards. In 1995, risks insured through direct assignment of policies by Pools and JUAs amounted to approximately $136,000 in net premiums written. Further discussion of the impact of assessments from Pools and JUAs on the Company's operations is provided in ITEM 7 in a section entitled Losses - Government Pools.

Claims

     URIC's reinsurance assumed claims are administered by a claims manager and use of a claims consultant, when necessary. Individual claims originate from ceding companies and are sent by the reinsurance intermediaries to URIC. Claims are monitored and appropriate controls are established for each ceding company. Periodic claims audits are conducted by URIC at the claims offices of the ceding companies to determine the quality and timeliness of claims handling.

     Global's reinsurance assumed claims are administered by its Finance Department as the individual claims are sent by the ceding companies to Global.

     Claims on policies insured by Senate are handled by a related third party administrator. Senate is provided with monthly reports on claims activity.

Reserves

     Insurance companies are required to maintain reserves for losses and LAE for all lines of business. These reserves are intended to provide for the ultimate settlement and administration of claims for all losses incurred and unpaid, including those incurred but not yet reported (IBNR). As of December 31, 1993, net reserves for loss and LAE of UCIC were increased significantly in order to reflect the current estimate of settlement costs for all known and unknown claims.

Property/Casualty and Accident/Health:

     Reserves for losses and LAE represent estimates of reported losses and LAE and estimates of IBNR based upon past and current experience and is net of salvage and subrogation to be received and is increased for reinsurance assumed. In developing reserve estimates, Global and Senate give consideration to the impact of changes in demographics and/or line of business mix. The IBNR reserve is calculated by applying actuarial derived loss development factors to results recorded to date.

Reinsurance Assumed:

     Reserves for losses on reinsurance assumed business are generally maintained by URIC at the amounts reported by the ceding companies.

     The following table provides a reconciliation of the Company's beginning and ending property and casualty (P&C) loss and LAE liability balances for 1995, 1994 and 1993.

                                    Year Ended December 31,(1)
     (Dollars in thousands)         1995         1994        1993
                                  --------     --------    --------
Reserves for losses and
  LAE at January 1,                $45,560    $186,973     $145,308
      Less reserves related
    to deconsolidating UCIC             -      111,574         -
  Less reinsurance receivable        7,072       9,679       19,997
                                    ------     -------      -------
      Total                         38,488      65,720      125,311
  Provision for losses and
    LAE for claims occurring
    in the current year                368       4,614       86,129
  Increase (decrease) in estimated
    losses and LAE for claims
    occurring in prior years         3,051      (2,699)      57,088
                                     -----       -----       ------
   Total incurred losses & LAE       3,419       1,915      143,217
   Losses and LAE payments           -----      -----      -------
    for claims occurring during:
     Current year                      141       2,758       24 261
     Prior years                    17,657      26,389       78,091
                                    ------      ------       ------
   Total losses and LAE payments    17,798      29,147      102,352
                                    ------      ------      -------
    Net reserves for losses
    and LAE at December 31,         24,109      38,488      166,176
    Reinsurance receivables          4,600       7,072       20,797
                                    ------      ------      -------
  Gross reserves                   $28,709    $ 45,560     $186,973
                                    ======      ======      =======

     Note 1: The above tables as presented exclude the reserves for losses and LAE on government pools recognized on the Company's P&C business and those of Senate and SNLIC. The reserves for government pools are not under the control of the Company and reflect the operating results and reserving practices of servicing carriers and regulators who administer these assigned risk pools in which the Company is obligated to participate. Accordingly, these reserves have been excluded from the tables. As of December 31, 1993, the Company's loss and LAE reserves related to these government pools were approximately $11,246,000. The above table for 1995 and 1994 and the accompanying loss and LAE reserve summary, exclude UCIC and Senate and SNLIC. Net reserves for Senate and SNLIC were $1,102,000, $1,180,000 and $1,396,000 at December
31, 1995 , 1994 and 1993, respectively.

     Loss and LAE incurred for 1995 totaled $3,419,000 reflecting the unfavorable impact of the adverse development of the URIC's pooling agreement with UCIC partially offset by the favorable impact of commuting several reinsurance treaties. Loss and LAE for 1994 totaled $1,915,000 and included approximately $1,600,000 related to the Northbridge California earthquake. Reserves related to prior years were reduced by $3,699,000 reflecting more favorable results in the reinsurance assumed business. The favorable loss experience on the reinsurance assumed business was related primarily to contracts that have retrospective rating provisions. This resulted in a commensurate reduction in earned premiums.

    Total net losses and LAE incurred for 1993 totaled approximate-ly $143,217,000. Implementation of Statement of Financial Account-ing Standards (SFAS) No. 113 increased losses by $12,902,000.

   Included in the total incurred losses and LAE for 1993 was approximately $57,088,000 of losses and LAE attributable to prior accident years and included significant reserve strengthening at year-end. This adverse development was approximately 46% of the Company's net reserves for losses and LAE as of the beginning of the year and is related primarily to the casualty and workers' compensation business written by UCIC.

     The following table presents the development of the Company's GAAP balance sheet reserves for 1985 through 1995, excluding UCIC. The line "Reserves for Losses and LAE" reflects the reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves Re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. The "Cumulative Paid" lines of the table reflect the cumulative amounts paid as of successive years with respect to the aforementioned reserve liability.

                                       December 31,
Year                       1985  1986 1987  1988   1989    1990
Dollars in thousands
- -----------------------------------------------------------------
Reserves for losses & LAE 1,049  1,873 506   742 15,053  30,342

Reserves - re-estimated:

One year later            1,291    678 175   120 15,051  29,898
Two years later           1,250    537 109   120 17,782  43,688
Three years later         1,224    505 109   120 25,016  45,953

Four years later          1,214    505 109   120 24,722  36,419
Five years later          1,214    505 109   120 19,547  36,100
Six years later           1,214    505 109   120 19,875
Seven years later         1,214    505 109   120
Eight years later         1,214    505 109
Nine years later          1,214    505
Ten years later           1,214
Cumulative Redundancy
  (Deficiency)             (165) 1,368 397   622 (4,822) (5,758)

Cumulative paid as of:

One year later           1,235     570  94   120   4,902  10,587
Two years later          1,221     514 109   120   8,351  26,284
Three years later        1,220     505 109   120  15,086  29,823
Four years later         1,214     505 109   120  15,264  27,491
Five years later         1,214     505 109   120  14,642  32,301
Six years later          1,214     505 109   120  17,804
Seven years later        1,214     505 109   120
Eight years later        1,214     505 109
Nine years later         1,214     505
Ten years later          1,214

                                      December 31,
Year                         1991   1992   1993    1994     1995
Dollars in thousands
- -------------------------------------------------------------------
Reserves for losses & LAE  44,399  60,845  76,099  45,560  28,709

Reserves - re-estimated:

One year later             63,249  78,590  65,338  49,230
Two years later            69,794  69,444  68,383
Three years later          62,418  70,707
Four years later           61,264
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative Redundancy
  (Deficiency)            (16,865) (9,862)  7,716  (3,670)

Cumulative paid as of:
One year later             32,658  24,586  23,297  20,745
Two years later            41,747  40,771  42,158
Three years later          46,934  54,708
Four years later           54,220
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

     The Company does not discount its loss and LAE reserves to present value, except as required for tax purposes under the Tax
Reform Act of 1986.

Reinsurance Ceded

     URIC, Global and Senate utilize reinsurance principally to reduce their net liability on individual risks and to protect against catastrophic losses. Reinsurance generally is written under contracts in which the coverage is either on a proportional basis (quota share), where the reinsurer shares proportionately in premiums and losses, or on an excess of loss basis, where only losses above a fixed point are reinsured.

     URIC utilized reinsurance to limit its exposure to catastrophic exposures that it assumed. Global used a combination of excess of loss reinsurance arrangements and quota share treaties to limit its liability on any one loss to $100,000. Senate also utilizes reinsurance to limit its maximum exposure to $500,000 on business written by it.

     The ceding of reinsurance does not legally discharge the original insurer from its primary liability to the policyholder, and the ceding company is required to pay the loss even if the assuming company fails to meet its obligations under the reinsurance agreement. The practice of insurers, however, subject to certain statutory limitations and as permitted by regulatory authorities, is to account for reinsured risks to the extent of the reinsurance ceded as though they were not risks for which the original insurer is liable. Under SFAS No. 113, for balance sheet presentations, companies are required to show reserves before reinsurance ceded.

     For 1993, UCIC had been a party to several different quota share reinsurance treaties which covered all lines of business written by it. For 1993, this reinsurance contract was considered a financing arrangement under SFAS No. 113. The following summarizes this contract and the related accounting treatment under SFAS No. 113.

     The Company ceded $21,700,000 of premiums and $12,902,000 in losses and earned $8,380,000 in commissions. UCIC determined that the contract did not pass the risk transfer criteria of SFAS No.
113. Accordingly, the Company applied deposit accounting to this contract in 1993 and the premiums, losses and commissions are excluded from the income statements and reflected as a net deposit on the balance sheet.

     In addition to the quota share agreements with unaffiliated reinsurers, UCIC had also entered into several quota share agreements with URIC. In order to spread the risk, URIC retroceded amounts to other reinsurers. All retrocession agreements were canceled prior to 1993.

     UCIC and URIC had a pooling agreement in effect during 1992 and 1993. Under the terms of the agreement, the premiums and losses incurred during 1992 and 1993 were to be combined between the carriers and then split: 65% going to UCIC and 35% to URIC. The contract was incorrectly administered for the 1992 and 1993 statutory statements. The correction had the effect of decreasing UCIC's statutory policyholder's surplus by $8,300,000 and increasing URIC's by the same amount from the 1993 statutory statements filed June 7, 1994. The agreement was terminated effective January 1, 1994; however, each company is responsible for its share of all premium, losses and LAE incurred prior to that date. At December 31, 1995, URIC had a net liability to UCIC of approximately $6,187,000 under the quota share and pooling agreements.

     Senate also reinsured a portion of its A&H business with UCIC. Written premiums and claims expenses ceded to UCIC in 1994 totaled $1,462,000 and $1,299,000 respectively. This agreement was canceled on March 1, 1994. At December 31, 1995, Senate had a net recoverable from UCIC of approximately $53,000.

     Ceded premiums earned under reinsurance treaties were approximately $2,002,000, $4,745,000 and $12,930,000 for 1995,
1994 and 1993, respectively. The decrease in 1995 is due primarily to the lower level of premiums written. The decrease in 1994 is due primarily to the deconsolidation of UCIC.

     Facultative reinsurance ceded as a percentage of gross premiums earned was 8% in 1993. The Company had no facultative reinsurance in 1995 and 1994. The Company obtained facultative reinsurance primarily for umbrella policies whose limits exceeded those provided under the Company's excess of loss treaties, as previously mentioned.

Investment Policy

     Insurance company investments must comply with the insurance law of the insurer's domiciliary state. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments within specified limits and subject to certain qualifications in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages, real estate and money market instruments. In its examination report, the NYID treated several of UCIC's investments as not being within Insurance Regulations. The NYID and TDI have taken issue with investments of UCIC and URIC in Alpha Trust. These investments, which total $13,000,000 and $14,000,000 respectively, were made in 1994. Refer to Regulation for additional comment.

     The investment policy and investments of each of the Company's subsidiaries are determined by its Investment Committee, consisting of certain Directors, and all transactions are ratified by the Board of Directors. The current investment objective is to maintain adequate liquidity so that claims and other obligations can be paid. The Company's current investment policy is to maintain a portfolio comprised principally of fixed interest and short term securities.

     At of December 31, 1995, the Company has classified its fixed investments as Fixed Maturities Available for Sale. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale.

     During 1993, the Company liquidated most of its long-term GNMA and FNMA fixed maturity portfolio and replaced it with short-term investments and an increased cash position. In January 1994, URIC used $14,000,000 of these cash and securities to invest in Alpha Trust as further described under Regulation.

     The table set forth below reflects average investments and income earned thereon for the Company for each of the years in the three-year period ended December 31, 1995:

                                       Year Ended December 31,
     (Dollars in thousands)        1995       1994        1993
                                    ----       ----        ----
Average investments                 $23,370   $48,338   $161,433
Net investment income                 3,101     3,313      7,165
Average yield excluding income
  from Alpha Trust                     6.8%      4.3%       4.4%

     Net investment income for 1995 and 1994 includes interest income from Alpha Trust whose principal is not included in average investments. Net investment income included $1,513,000 and $1,226,000 from Alpha Trust for 1995 and 1994, respectively. The increase in average yield for 1995 compared with 1994 was attributable primarily to the general improvement in interest rates. The reduction in invested assets excluding UCIC declined 12% during 1994. The reduction in invested assets for 1995 and 1994 was due to the increased demands on cash flow from operations as cash from invested assets and premium income declined more rapidly than claim costs and operating expenses of the Company.

     The following table summarizes the combined cash, cash equivalents and investments of the Company as of December 31, 1995:

                                                          Percent
     (Dollars in thousands)             Amounts          of Total

Cash and cash equivalents            $   5,688              25.1%
Short-term investments                  11,898              52.6
Common stocks                              941               4.2
Fixed maturities available for sale      3,921              17.3
Mortgage loans on real estate              171                .8
Other invested assets                        4                .0
                                        ------             -----
Total                                 $ 22,623             100.0%
                                        ======             =====

     The table set forth below indicates the carrying amount of the fixed maturities portion of the investment portfolio by year of maturity as of December 31, 1995:

Period from December 31, 1995                           Percent of
       to Maturity                    Amounts           Portfolio
- ------------------------------       ---------          ----------
                               (Dollars in thousands)

One year or less                     $  2,301                58.7%
More than one year to five years          155                 3.9
More than five years to ten years         396                10.1
More than ten years                       109                 2.8
                                        -----               -----
Sub-total                               2,961                75.5
Mortgage backed securities                960                24.5
                                        -----                ----
Total                                $  3,921               100.0%
                                        =====               =====

     All securities in the Company's fixed investment portfolio as of December 31, 1995 are rated A or better by Standard & Poor's
Corporation or Moody's Investor Services.

     The Company wrote down its investment in common stock of Mechanical Technology, Inc. (MTI) by $5,587,000 as of December 31, 1993 due to the bankruptcy filing of one of its principal subsidiaries and the reporting of a negative stockholders' equity.

     UCIC wrote down as of December 31, 1993, its investment in an unrelated finance company by $3,500,000 to $1,500,000 due to the substantial reduction during 1994 in the value of the collateral supporting UCIC's investment.

Operations, Personnel and Management Agreements

     At December 31, 1995, URIC, Senate and Global had 6, 4 and 1 employees, respectively.

     UCIC and AWL had been parties to an agency agreement (Agency Agreement), in which AWL provided sales, marketing, loss control and customer service functions and was authorized to quote and issue policies and to effect cancellations or terminations thereof. During 1993, UCIC incurred expenses of $21,903,000 pursuant to that agreement. AWL paid a substantial portion of those commissions to external brokers and subagents.

     UCIC and AWL were also parties to a management consultant agreement (Management Consultant Agreement), pursuant to which AWL provided consulting services as to the expansion of UCIC's existing insurance business and as to the development and implementation of new insurance programs. Under the Management Consultant Agreement, AWL also provided UCIC with personnel and office space at certain offices of AWL. During 1993, UCIC incurred expenses totalling $915,000 pursuant to the Management Consultant Agreement.

     Senate and AWL are parties to a management agreement (Senate Management Agreement) pursuant to which AWL provides management services to Senate. During 1995, 1994 and 1993, Senate expended $264,000, $ 60,000 and $60,000, respectively, pursuant to the Senate Management Agreement. Senate also obtains a majority of its medical stop-loss insurance and group business through subsidiaries of LAC. During 1995, 1994, and 1993, Senate incurred commission expenses of $605,000, $963,000 and $942,000, respectively, on this business. LAC pays a portion of these commissions to external brokers and subagents.

Competition

     The P&C and A&H industry is highly competitive and competitors have filled the vacuum caused by the moratorium on writings by URIC and the downgrading by Best of the ratings of URIC to "D" (very vulnerable). There can also be no assurance that customers can be recovered even if the moratorium were lifted and the ratings are improved. Competitors have also taken advantage of Senate's relationship with UCIC.

     In the particular lines of coverage written by the Company, the primary competition was in price, service and products. The Company had responded to this competition within the industry by working aggressively to strengthen relationships with customers, sponsoring organizations and trade groups. There had been little evidence of meaningful price increases, except in some specialty segments of the market during the last several years.

Regulation

     The Company and its subsidiaries are subject to regulation in each state in which they conduct business, including licensing and supervision by state insurance departments. Current statutes and regulations govern such matters as the nature of and limitations on investments, the payment of dividends and capital and surplus requirements. In addition, in most states, approval of premium rates and policy forms is required. The Company and its subsidiaries are, and will continue to be subject to these regulations.

      The Company and its subsidiaries also are subject to regulation under the holding company statutes of Texas,

Georgia and Arizona. These holding company statutes generally require insurers that are subsidiaries of holding companies to register and file reports containing information concerning their capital structure, ownership, management, financial condition and general business operations and to provide such information regarding the holding company as well. Such regulations also generally require prior regulatory agency notice or approval of intercompany transactions within the holding company structure.
The regulatory agencies of each state have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

     Texas Insurance Law provides that no person, as defined by the Texas Insurance Law, may acquire control of the Company, and thus indirect control of URIC, unless it has given notice to URIC and obtained prior written approval from the Commissioner of Insurance of Texas for such acquisition of control. Any purchaser of 10% or more of the Company would be presumed to have acquired control of the Company, unless such presumption is rebutted.

     Georgia Insurance Law provides that no person, as defined by Georgia Insurance Law, may acquire control of the Company, and thus indirect control of Global, unless it has given notice to Global and obtained prior written approval from the Commissioner of Insurance of Georgia for such acquisition. Any purchaser of 10% or more of the Company would be presumed to have acquired control of the Company, unless such presumption is rebutted.

     Arizona Insurance Law provides that no corporation or other person may acquire control of the Company, and thus indirect control of Senate and SNLIC, unless it has given notice to Senate and SNLIC and obtained prior written approval from the Director of Insurance of Arizona for such acquisition. Any purchaser of 25% or more of the Company would be presumed to have acquired control of the Company, unless such presumption is rebutted.

     Texas Insurance Law provides that the maximum amount of dividends that URIC may make without prior regulatory approval is the greater of adjusted net investment income or 10% of statutory surplus as of the preceding year-end subject to minimum earned surplus requirements. At December 31, 1995, URIC did not meet the earned surplus requirements for dividend purposes and cannot pay dividends to LIG and UCIC in 1996.

    Georgia Insurance Law provides that Global may pay dividends only out of its earned surplus up to the lesser of net income, excluding realized capital gains, but including realized capital losses, or 10% of statutory surplus as of the preceding year-end without regulatory approval. Global may pay dividends to URIC only. Global cannot pay dividends in 1996.

     Arizona Insurance Law provides that Senate and SNLIC may pay dividends only out of their earned surplus up to the lesser of net gain from operations or 10% of statutory surplus as of the preceding year-end without regulatory approval. Senate may pay dividends to URIC only. SNLIC may pay dividends to Senate only. Senate could pay $214,000 in dividends in 1996 and SNLIC could pay $14,000 in dividends in 1996.

     The National Association of Insurance Commissioners (NAIC) annually calculates eleven financial ratios to assist state insurance regulators in monitoring the financial condition of P&C insurance companies. Many of these ratios are intended to express operating activity over a one or two year period as a factor of policyholders' statutory surplus. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business.

     Global fell outside the normal range on two ratios. One was related to the winding down of Global's operations and one related to adverse loss development on a contract that was commuted in 1994.

     URIC fell outside the normal range on four ratios. Three of the ratios fell outside of the range as a result of the investment in Alpha Trust being treated as a non-admitted asset for 1995 and the fourth due to the negative premiums written in 1994.

     Senate fell outside the range on one ratio related to the decrease in premiums written during 1995.

     In January, 1994, UCIC and URIC loaned $13,000,000 and $14,000,000, respectively, to the Alpha Trust, the trustee of which is The Bank of New York. These loans consisted of term notes with differing maturities and repayment schedules with the initial principal repayment commencing April 1, 1996 and ending on January 1, 2001. Interest is at the prime rate plus 2%. Interest is payable quarterly beginning April 1, 1994. The Alpha Trust loaned $27,000,000 to Lawrence Group, which owns approximately 93% of the Company. The NYID and TDI had taken the position that the loans from UCIC and URIC, respectively, did not qualify as admitted assets.

     The NYID conducted its regular examination of UCIC. The Department concluded in its report dated May 4, 1994 that UCIC was insolvent in the amount of $33,224,941, its capital impaired in the amount of $36,224,941 and its required minimum surplus to policyholders is impaired in the amount of $37,624,941. Following lengthy discussions and negotiations between the NYID and Company Management, on November 10, 1995 UCIC with the consent of the

Company was placed into liquidation by order of the Court.

      The TDI conducted its regular examination of URIC as of March 31, 1993. TDI issued their audit report on May 25, 1994. On June 22, 1994, the TDI issued a confidential order creating a state of supervision and appointing a supervisor of the operations of URIC. The order was based upon disagreements with valuations of several assets, chief among them Alpha Trust, in financial statements filed by URIC with the TDI and upon net operating losses reported during the first quarter of 1994. As part of the agreement between the Company and the TDI lifting the confidential order of supervision, the Company agreed to certain financial covenants.
If it were not to meet them the TDI could place URIC into conservatorship without opposition from the Company. At December 31, 1995 URIC had not met all the requirements.

      Global, Senate and SNLIC also underwent their regular
examinations as of December 31, 1993, by their respective state
insurance departments.   The results showed no material findings.

     As a result of the financial difficulties, Best downgraded
URIC's rating from B (adequate) to D (very vulnerable). Senate's B rating was placed under review due to the difficulties of its parent, but was subsequently reaffirmed as a B.

     The NAIC, which is not itself a regulatory authority but makes recommendations to and takes other actions affecting state regulatory authorities, adopted a Risk-Based Capital (RBC) standard in the fourth quarter of 1993 for use by state insurance regulators. RBC is intended to be a "tool" for regulators to assess the capital adequacy of property and casualty insurers and to take action when capital under the standard is judged to be inadequate. This standard has four action levels based upon the relationship of actual capital to RBC. The mildest action occurs at a level of 2.5:1. Based upon the RBC standards developed by the NAIC, all consolidated subsidiaries capital except URIC exceeded the authorized control level RBC by a substantial margin. URIC's ratio was 2.0:1. At this level, the TDI could require that URIC submit a business plan, however they are currently under more stringent requirements than those imposed by the RBC standards.

Tax Legislation

     During 1995, the IRS did not issue any new regulations which would have any material impact on the Company's tax position.

ITEM 2.  PROPERTIES

     The Company occupies a variety of leased office space in Texas, Georgia and New York, with its corporate headquarters located in New York City, New York.

ITEM 3.  LEGAL PROCEEDINGS

     In addition to the proceedings with the NYID and TDI discussed under Regulation, the Company is a defendant in other legal proceedings which Management believes will not have a material impact on the Company's financial statements. Management is defending these cases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1995, there were no matters submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

Market Information

     The Company's common stock was traded on the American Stock Exchange under the symbol of LWR. Trading of the Company's common stock was suspended by the American Stock Exchange from May 16, 1994 to August 29, 1995 due to the lack of current financial information. On August 30, 1995 trading was resumed, however, at that time the Company did not meet the minimum financial requirements of the Exchange and delisting procedures could have been resumed in the future. As of December 31, 1995 the Company does not meet the minimum net worth requirements of the AMEX.

    The high and low sales prices for each quarterly period are summarized in the following schedule:

                                1995                  1994
Quarter Ended              High       Low         High      Low
- --------------             ----       ---         ----      ---
March 31                    N/A       N/A         4 3/8     3 1/4
June 30                     N/A       N/A          N/A       N/A
September 30               1 3/16      7/8         N/A       N/A
December 31                 15/16      7/8         N/A       N/A

     As of March 21, 1996, there were approximately 1,800 holders of the Company's common stock and there were 14,121,482 common shares issued and outstanding.

     The Company has not declared or paid any dividends in 1995 or 1994.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following GAAP basis tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.
                                      Year Ended December 31,
  ($ in thousands)        1995     1994     1993     1992    1991
Operating Data:          -----     ----     ----     ----    ----
Revenues:
 Net premiums earned     $5,533  $5,221  $121,015 $131,799 $118,324
 Net investment income    3,101   3,313     7,165   12,188   11,599
 Realized gains (losses)
  on investments           (743)   (598)   (5,471)   5,888    4,813
                          -----   -----   -------   ------   ------
    Total revenues        7,891   7,936   122,709  149,875  134,736
Operating expenses:
 Losses and loss
  adjustment expenses     5,402   4,019   148,437  107,583   85,631
 Losses-government pools     -       -        897    2,864    6,551
 Policy acquisition
  expenses                1,863   2,068    35,378   24,799   19,033
 Other operating
   expenses               1,769   1,360    14,771   14,706   13,574
                          -----   -----    ------   ------   ------
Total operating expenses  9,034   7,447   199,483  149,952  124,789
                          -----   -----   -------  -------  -------
Operating income (loss)  (1,143)    489   (76,774)     (77)   9,947
Equity in loss of non-
 consolidated subsidiary     -   (7,309)       -        -        -
Equity in earnings
  (loss) of investee         -     (103)      632      413       -
                          ------  -----    ------   ------   ------
Income (loss) before
  income taxes, minority
  interest and extra-
  ordinary items         (1,143) (6,923)  (76,142)     336   9,947
Income tax
  expense (benefit)        (282)    168       962     (919)  2,704
                           ----    ----     -----     -----  -----
Income (loss) before
  minority interest and
  other items              (861) (7,091)  (77,104)   1,255   7,243
Minority interest           219      -         -        -       -
Extraordinary gain       38,387      -         -        -       -
Change in accounting
  principle                  -       -         -      (233)     -
                          ------   ------   ------    -----   -----
Net income (loss)       $37,745  $(7,091) $(77,104)$ 1,022  $7,243
                         ======    =====    ======   =====   =====

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                  Year Ended December 31,
                            1995     1994    1993     1992   1991
                      (Amounts in thousands, except per share data)

Balance Sheet Data:

Total investments      $16,935  $27,994 $121,036 $181,818 $188,280
Total assets            46,502   67,041  257,315  305,018  265,305
 Reserves for losses
 and loss adjustment
 expenses (1)           30,974   47,165  200,845  160,857  131,159
 Total stockholders'
 equity (deficiency)       145  (56,252) (19,251)  58,908   65,804

Per Share Data:
Net income before
  extraordinary items  $  (.05) $  (.50) $ (5.46) $   .09  $   .51
Net income (loss)         2.67     (.50)   (5.46)     .07      .51
Dividends                   -        -        .27     .46      .46
Total stockholders'
 equity (deficiency)   $   .01  $  (3.98) $ (1.36) $  4.17  $  4.66

Average shares
 outstanding            14,121    14,121   14,121   14,121   14,121

Certain GAAP
 Financial Ratios:

Loss and LAE ratio        97.6%    77.0%   122.7%    81.6%    72.4%
 Losses - government
   pools ratio             -        -         .7      2.2      5.5
 Acquisition expense
   ratio                  33.7     39.6     29.2     18.8     16.1
 Dividend ratio            -        -         .2       .2       .3
 Underwriting expense
   ratio                  32.0     26.0     12.0     11.0     11.2
 Combined ratio          163.3%   142.6%   164.8%   113.8%  105.5%

(1) Reserves for loss and loss adjustment expenses have been restated for the years ended December 31, 1992 and 1991, to reflect the gross reporting provisions of Statement of Financial Accounting Standard No. 113 "Accounting and
     Reporting for Reinsurance of Short-Duration and Long-Duration
     Contracts".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The year 1995 represented a substantial turnaround compared with 1994 and 1993 which were the most difficult and challenging in the history of the Lawrence Insurance Group, Inc. (Company or LIG) although it was unfortunate that the Company was compelled by circumstances to agree to placing United Community Insurance Company (UCIC) into liquidation. This action was taken in order for the Company to devote its focus and resources to the healthy parts of the Company. The Company recorded a net loss before extraordinary gain of $642,000 for the year. This compares with a net loss of $7,091,000 in 1994, and a net loss of $77,104,000 for 1993. The Company also recorded an extraordinary gain of $38,387,000 in 1995 related to the liquidation of UCIC. The losses in 1994 and 1993 were essentially attributable to the operations of UCIC.

   The consolidated financial statements for 1993 include the accounts of LIG and all of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. Amounts in 1994 exclude UCIC except as follows. On July 7, 1994 UCIC, with the consent of UCIC management, was placed in Rehabilitation by court order. Consequently, LIG and UCIC management no longer exercised any decision making authority or control over UCIC. These functions were the responsibility of the New York Insurance Department (NYID). As a result of this loss of control, the Company has included the financial results of UCIC only through the date of the Order of Rehabilitation and then on an unconsolidated basis (ie. results of operations are reflected as "Equity in loss of non-consolidated subsidiary" and the Company's investment as "Deficit of non-consolidated subsidiary"). In 1995, as a result of the formal order of liquidation entered on November 10, 1995 the Company reversed these amounts resulting in the extraordinary gain described above.


     The Texas Department of Insurance (TDI) conducted its regular examination of United Republic Insurance Company (URIC) as of March 31, 1993. TDI issued its audit report on May 25, 1994. As a result of that report URIC was placed under confidential supervision on June 22, 1994 by the TDI. This order was based upon disagreements with valuations of several assets, chief among them Alpha Trust, in financial statements filed by URIC with the TDI and upon net operating losses reported during the first quarter of 1994. On August 25, 1995 this Order was lifted. In exchange the Company agreed to certain minimum financial targets. URIC met the interim goals but has not met the December 31, 1995 policyholder surplus target of $8.0 million. If URIC does not meet this target, the TDI can place URIC into conservatorship without the consent of the Company, although it has not evinced any inclination to do so.

Results of Operations

     As a result of the NYID taking control of UCIC on July 7, 1994, the results of UCIC for the 1994 year are included on a deconsolidated basis and only through the first six months of 1994. As a result of deconsolidation, the results of UCIC are included in LIG results as "Equity in loss of non-consolidated subsidiary" for 1994 operations and "Deficit of non-consolidated subsidiary" for UCIC's cumulative stockholder's deficiency. All other balances and amounts of individual balance sheet and operating accounts for 1994 exclude UCIC. Comparisons between 1993 and 1994 generally exclude UCIC from 1993 amounts. The reversal of the "Equity in loss of non-consolidated subsidiary" in 1995 is reflected as an extraordinary gain.

     For 1995, the Company recorded net income of $37,745,000 including the extraordinary gain related to UCIC of $38,387,000. Net loss from ongoing operations was $642,000. The loss was attributable to the adverse development related to URIC's pooling agreement with UCIC partially offset by Company,s ability to commute several reinsurance agreements at favorable terms.

     For 1994, the Company lost $7,091,000 as LIG recorded a loss related to UCIC of $7,307,000 for the first six months of 1994. In addition to the loss related to UCIC's own operations since UCIC owns 21.4% of URIC, LIG does not consolidate the full amount of income or loss earned by URIC. For 1994, this amounted to $2,000 in URIC earnings not consolidated by LIG. Excluding UCIC for 1994, the Company would have earned $216,000.

     Net Premiums Earned: Net premiums earned represent the pro rata portion of the business written in the calendar year plus amounts carried over from the prior year that are taken into revenue in the current period reduced by applicable reinsurance. Net earned premiums for 1995 totaled $5,533,000 compared with $5,221,000 for 1994. The increase from 1994 was attributable primarily to favorable adjustments to URIC assumed premiums partially offset by the decrease in Senate Insurance Company's (Senate) stop loss business. For 1994, net premiums earned decreased by $35,180,000 excluding UCIC vs. 1993. The decrease was attributable primarily to the termination of the pooling agreement between URIC and UCIC and the impact of the halt by URIC and Global Insurance Company (Global) on writing new and renewal business. Senate's premiums earned declined by $419,000 primarily due to adverse publicity surrounding UCIC and some customers self-insuring at higher retention levels.

    During 1993 and 1992, UCIC had been a party to several different quota share reinsurance treaties which covered all lines of business written by UCIC. The Company ceded $21,700,000 of premiums and $12,902,000 in losses and earned $8,380,000 in commissions in 1993. UCIC determined that the contract did not pass the risk transfer criteria of SFAS No. 113. Accordingly, the Company applied deposit accounting to this contract in 1993 and the premiums, losses and commissions are excluded from the income statements and reflected as a net deposit on the balance sheet at December 31, 1993.

     Net Investment Income: Net investment income was $3,101,000 for 1995. 1994 totaled $3,313,000 compared with $2,978,000 for
1993, excluding UCIC. The decrease for 1995 compared with 1994 was due to the lower level of invested assets as yields were higher. The increase in 1994 over 1993 was attributable to higher yields. The Company's net investment income for the year ended December 31, 1993 was approximately $7,165,000 including UCIC.

     All securities in the Company's fixed investment portfolio at December 1995, are rated A or better by Standard & Poor's
Corporation or Moody's Investor Services.

     Realized Gains (Losses) on Investments: Realized losses for 1995 totaled $946,000 and were related to the loss on the disposition of notes of Aquatic Development Corporation and losses on fixed investments. Realized gains totaled $203,000. Realized losses totaled $598,000 for the year 1994 with approximately $503,000 due to the write down of an equity investment in Aquatic Development Corporation. The Company realized net gains on the sale of investments of approximately $3,616,000 for 1993. The investment transactions for the year ended December 31, 1993 were made to take advantage of favorable market conditions and capital appreciation on selected securities. For 1993 the Company wrote down amounts on two investments that were deemed to be permanently impaired. These write downs totaled $9,087,000 and offset the net gain from the sale of investments above resulting in a net realized loss for 1993 of $5,471,000. These items are discussed below.

     During 1992, the Company purchased approximately 49% of the outstanding common stock of Mechanical Technology, Inc. (MTI) for $4,757,500. This investment in common stock, was presented in the Consolidated Balance Sheets as Equity in Common Stock of Investee, and accounted for under the equity method. Accordingly, the Company's pro rata share of MTI's undistributed earnings for 1993 which amounted to $632,000 has been included in the accompanying Consolidated Statements of Operations for the year ended December 31, 1993. After December 31, 1993, MTI reported a substantial loss. The Company as of December 31, 1993 wrote down its investment in MTI to $216,000, which represented the fair value of the Company's investment in MTI's stock. The fair value was determined by the average quoted market value of the stock on November 1, 1994. During 1994, the remaining investment balance was reduced to $0.

    During December 1993, UCIC made a loan to First Commercial Credit Corp. (FCCC), an unrelated finance company in the principal amount of $5,000,000. Because FCCC's unencumbered assets consisted largely of the claim participation receivable guaranteed by MTI, a commensurate portion of UCIC's term loan with FCCC was considered to be collateral dependent. As of December 31, 1993, UCIC wrote down its investment in connection with this loan by $3,500,000.

     Losses and Loss Adjustment Expenses: For the year 1995 losses and LAE totaled $5,402,000 compared with $4,019,000 for 1994 and $39,322,000 for the year 1993, excluding UCIC. The increase for 1995 vs 1994 was attributable to the adverse impact of URIC's pooling agreement with UCIC partially offset by favorable results related to the commutation of several reinsurance agreements and the reduced business volume at Senate. In addition, for 1994 the Company incurred losses of approximately $1,600,000 related to the Northbridge, California earthquake for which it had no counterpart in 1995. The decrease for 1994 compared with 1993 is related primarily to the termination of the pooling agreement between URIC and UCIC and the resultant decline in premium volume and related losses. In 1993, URIC was also significantly impacted by the adverse loss and LAE experienced by UCIC as a result of the pooling agreement. For the year ended December 31, 1993, losses and LAE totaled approximately $148,437,000 including UCIC. The change in reinsurance due to SFAS No.113 added $12.9 million to losses and LAE. During 1993, the projection of ultimate costs for business written by the Company prior to the current year was increased by approximately $57.1 million.

     The reinsurance assumed business had negative loss and LAE in 1995 as the cost of commuting several reinsurance agreements were less than amounts provided in prior periods. Earned premium in 1994 was negative as a result of a moratorium on new business and adjustments to retrospectively rated treaties as some of these treaties showed favorable loss experience in 1994. The favorability was offset by losses incurred of approximately $1,600,000 related to the Northbridge California earthquake.

     The accident and health (A&H) business, which constitutes the current majority of the Company's business, continues to enjoy favorable results. The loss and LAE ratio was 52%, 38% and 51% for 1995, 1994 and 1993, respectively. The decrease in the ratio for 1994 was attributable primarily to very favorable experience on its medical stop loss program.

     Loss and LAE are based on the ability to collect from reinsurers amounts due under reinsurance contracts. Management believes that the credit exposure is not significant. URIC's reinsurance is allocated to numerous companies. Senate reinsured through Lloyd's of London on a combined quota share/excess of loss basis. Senate claims with insureds are settled quickly and reimbursed by Lloyd's of London promptly. This minimizes any significant credit risk associated with longer tail business where premiums are remitted to reinsurers long before claims are paid and reimbursed. Global has minimal reinsurance.

    Losses - Government Pools: Most states have established joint underwriting associations of insurance carriers which are commonly referred to as pools. The purpose of these pools is to provide individuals, businesses and other entities with a guaranteed means to obtain certain mandated insurance coverage when they would not otherwise be reasonably obtainable through the traditional insurance market from an individual insurance carrier. Participation in these pools by the individual insurance carriers is not voluntary.

     Each member carrier essentially guarantees its share of the solvency of the pool. The pool administrator collects the premium, pays the losses and administrative costs, and passes a proportionate share of the costs to each member. If the losses and expenses exceed the premiums, the members may be subject to an assessment by the pool to fund the pool's deficit.

     The Company's expense for government pool losses, which represents the net assessments from various pools to fund their deficits, was approximately $897,000 in 1993. These amounts were related to UCIC.

     Policy Acquisition Costs: Commissions and other acquisition expenses were approximately $1,863,000 in 1995, $2,068,000 in 1994, $35,378,000 in 1993. The changes in policy acquisition costs for these years are attributable to the change in the volume of business, changes in the mix of business from premium with a lower commission rate to premium with a higher commission rate and changes in reinsurance ceding commission income. The Company offsets reinsurance ceding commission income against commissions and other acquisition costs to arrive at the Company's net expense The Company's net expense is impacted by changes in reinsurance ceding commission, in addition to changes in direct commissions associated with the Company's direct and assumed premium.

     Policy acquisition expenses for 1995 decreased by $205,000 compared with 1994 primarily as a result of lower premium volume at Senate. Policy acquisition expenses for 1994 were $2,068,000 compared with $7,821,000 for 1993, excluding UCIC. The decrease was attributable primarily to the reduction in premium volume, partially offset by an increase in the average commission rate as a higher percentage of the total business was related to A&H, which has a higher commission rate, but a lower loss ratio than the other lines.

    Other Operating Expenses: The Company's other operating expenses were approximately $1,769,000, $1,360,000 and $14,771,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Other operating expenses for 1995 reflected increased costs of litigation relative to URIC and the TDI as well as costs associated with complying with other regulatory agencies as well as additional costs associated with positioning the company to be able to move forward in 1996. The Company's other operating expenses were $1,360,000 for the year 1994, compared with $5,962,000 for the year 1993, exclusive of UCIC. The decrease is attributable primarily to the termination of the pooling agreement between URIC and UCIC effective January 1, 1994 and cost reduction efforts related to reduced business activity. Under that agreement URIC was allocated a portion of UCIC's operating expenses as well as premiums and loss and LAE. Excluding the impact of pooling in 1993, operating expenses decreased by approximately $1,232,000.

     Equity in Earnings of Investee: During 1992, the Company acquired 49% of the outstanding common stock of MTI, a high-technology manufacturer primarily within the defense/aerospace industry. The Company's pro rata share of MTI's undistributed earnings since the date of acquisition has been included in the Company's operating results in the amount of $(102,000) for 1994 and $632,000 for 1993. Based upon events subsequent to December 31, 1993, the investment was written down as of December 31, 1993 to reflect an impairment.

     Income Taxes: For 1995 the company recorded a tax benefit of $282,000 representing an amount recoverable against prior expense by URIC partially offset by a provision for state income taxes of Senate. For 1994, the Company recorded a tax expense of approximately $168,000 which consisted of state income taxes due. For 1993, the Company recorded a tax expense of approximately $962,000 which consisted of a deferred tax expense of $6,568,000 principally related to the establishment of a tax valuation allowance partially offset by a tax benefit of $5,605,000 resulting from a tax loss carryback against prior years income. The statutory Federal rate was 34% for 1995, 1994 and 1993.

Liquidity and Capital Resources

     Insurance premiums generally are collected prior to the disbursement of claims and related expenses resulting in a favorable cash flow from operations for the insurance subsidiaries. Funds are then used to purchase investments ranging in maturity from short-term to long-term, reflecting the varying duration of insurance liabilities for losses, as well as the investment market conditions.

     During 1994 the Company implemented SFAS No. 115 - "Accounting for Certain Investment in Debt and Equity Securities." This requires that fixed investments be classified into categories for financial statement presentation: Fixed Maturities Held to Maturity and Fixed Maturities Available for Sale. Fixed Maturities Held to Maturity are carried at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that Management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other similar economic factors, as well as to fund catastrophic losses and other unexpected cash needs. Fixed Maturities Available for Sale are carried at fair value after 1993. For 1995 the Company considered all fixed investments to be available for sale.

    During 1993, the Company liquidated most of its long-term GNMA and FNMA fixed maturity portfolio and replaced them with short-term investments and an increased cash position.

     Operating activities used cash and cash equivalents of approximately $8,233,000, $18,221,000 and $24,221,000 in 1995, 1994
and 1993, respectively. The decrease in operating cash flow for the three years reflects the reduction in premiums written and the change in income from underwriting operations, which was adversely impacted by the increase in losses and LAE, as well as the increase in policy acquisition costs in 1993. In addition, in January, 1994, UCIC and URIC loaned $13,000,000 and $14,000,000, respectively, to Alpha Trust. These loans consisted of term notes with differing maturities and repayment schedules with the initial principal repayment commencing April 1, 1996 and ending on January 1, 2001. Interest is at the prime rate plus 2%. Interest is payable quarterly beginning April 1, 1994. Alpha Trust loaned $27,000,000 to Lawrence Group, which owns approximately 93% of the Company. This represented a use of cash by URIC of $14,000,000.

    For 1993, the positive cash flow from investing activities served to offset the negative cash flow from operations, to finance the payment of dividends to stockholders of approximately $3,813,000 and to purchase equipment of $617,000, net of disposals. The positive cash flow from investing activities resulted in a decrease in the Company's invested asset portfolio of approximately $57,670,000, net of disposals; and excluding realized gains, changes in net unrealized gains/losses and equity in earnings of investee. The net effect of these activities in 1993 was to generate cash of approximately $29,019,000.

     A significant portion of the parent company's internal sources of funds historically consisted of dividends from its subsidiaries. Since the insurance subsidiaries are subject to regulatory restrictions on the amount of dividends that may be paid, their earnings are not necessarily available to the Company on a current basis. The restrictions are generally based on specific levels of statutory surplus and investment income, as determined under statutory insurance accounting practices. Based upon their restrictions as of December 31, 1995, the insurance subsidiaries will not be able to pay any dividends to the Company during 1996 without prior approval of regulatory authorities. Dividend payments from the Company's subsidiaries have been suspended since the fourth quarter of 1993 due to statutory limitations. Dividends from the Company to its shareholders have also been suspended pending future dividends from the subsidiaries. During 1993, the insurance subsidiaries paid $3,915,000 in dividends to the Company.

    In the absence of dividends from its subsidiaries the Company has had to rely on tax refunds and other miscellaneous sources of cash to fund its own activities. While these requirements are not substantial it is uncertain to what degree they can be met in the future. The insurance subsidiaries are deemed to have ample cash and invested assets to meet their foreseeable cash requirements.

Economy

     Periods of economic recession and inflation have varying effects on the Company's subsidiaries, as well as other companies in the insurance industry. Fluctuations in the economy will contribute to changing loss, LAE and operating costs. Investment income will be reflective of changes in available investment yields, as dictated by the general state of the economy. Premium rates, however, are not significantly affected by economic swings since competitive forces generally control such rates. The underwriting policy of each subsidiary is geared to obtaining an adequate return for the risk it is underwriting. For example, policies exclude environmental and pollution coverages, due to their uncertainty. Net premiums earned may therefore increase or decrease at a lower rate than increases in losses and expenses. Inflation, however, could adversely affect a subsidiary's results of operations if it occurs during a period of declining premium rates.

New Accounting Pronouncements

     There were no new accounting pronouncements that would upon implementation have a significant impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The consolidated financial statements required in response to this Item are submitted as part of ITEM 14 (a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of the Company at
December 31, 1995 were as follows:

Name                      Age                     Position

Albert W. Lawrence        67            Chairman of the Board
F. Herbert Brantlinger    56            Chief Executive Officer
                                          President, Director
Albert F. Kilts           50            Vice President,Treasurer,
                                          Director
R. Wayne Diesel (1)       50            Director
Barbara C. Lawrence       67            Secretary, Director
Lawrence A. Shore (1)     68            Director
Nevin D. Harkness (2)     74            Director
Milos R. Knorr (2)        77            Director
William J. Mather         58            Director
Rita E. Harfield          52            Director


(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.  All members of the Audit
Committee serve only as Directors and have no management responsibilities with respect to the Company.

     All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Mr. Lawrence and Mr. Shore have been Directors since June 30, 1986.
Ms. Lawrence and Messrs. Harkness and Knorr became Directors on October 19, 1986. Mr. Mather became a Director on October 7, 1987. Mr. Brantlinger became a Director on December 14, 1989. Mr. Diesel became a Director on December 10, 1992, Mr. Kilts became a Director on December 8, 1994 and Ms. Harfield became a Director on March 30, 1995. On March 30 and April 2, 1996, Messrs Shore and Diesel resigned as Directors in order to avoid any potential conflict with their positions at MTI.

     Albert W. Lawrence is the founder of Lawrence Group and its subsidiaries. He is the Chairman of the Board and Chief Executive Officer of Lawrence Group and has held various offices in the subsidiaries of Lawrence Group since prior to 1989. Mr. Lawrence serves as a Director of MTI.

     F. Herbert Brantlinger has been Chief Executive Officer and President of Lawrence Insurance Group, Inc. since July 1990 and Chief Executive Officer and President of URIC since September 1992. He also holds various offices in certain subsidiaries of Lawrence Group. He also served as First Executive Vice President of UCIC from September 1989 to July 1990 and as President of UCIC from July 1990 to July 1994.

      Albert F. Kilts has been Vice President and Treasurer of Lawrence Insurance Group, Inc. since December 1994 and Chief Operating Officer of LIG since May 1994. From October 1993 to July 1994 he also held several positions within UCIC. He previously served as Corporate Auditor for Lawrence Management Group, Inc. from August, 1991 through September, 1993. From 1975 until joining the Lawrence Group in August, 1991, Mr. Kilts was affiliated with Key Corp where he most recently served as Senior Vice President of Banking Administration at the parent company.

     R. Wayne Diesel is President and Chief Executive Officer of Mechanical Technology Incorporated (MTI), and serves on its Board of Directors. Previously he served as President and Chief Financial Officer of Lawrence Management Group, Inc. He became a Director of the Company in 1992 and served as its Treasurer in 1993. Prior to his association with the Lawrence Group, he was Administrative Vice President of Key Corp, a bank holding company; and previously had held various executive positions with the State of New York. He served as a Director of several companies.

     Barbara C. Lawrence, the wife of Albert W. Lawrence, is the Secretary of Lawrence Insurance Group, Inc. and also holds offices in various subsidiaries of Lawrence Group, Inc. since prior to 1989. She has been active in financial, philanthropic, civic and church activities in New York and New England since 1950.

     Lawrence A. Shore retired from the office of President of Lawrence Management Group, Inc. during 1993, a position he held since July, 1990. Mr. Shore also retired as Treasurer of the Company, a position he had held since his appointment in 1991. In his previous capacity with the Company, he served as Chief Executive Officer and President of Lawrence Insurance Group, Inc. and President of UCIC, offices which he had held since September 1986 and September 1985, respectively. Mr. Shore serves as Chairman of the Board of MTI.

     Nevin D. Harkness had been a Director of UCIC since October 1983. During 1993, Mr. Harkness retired from the position of Chief Executive Officer and President of The Olympic Regional Development Authority, Lake Placid, New York. Mr. Harkness has been involved in the field of athletics as administrator and coach since prior to 1989 and is currently acting as a consultant to the Company and its affiliates in the marketing of sports related coverages.

     Milos R. Knorr is active as an independent consultant and advisor in insurance, reinsurance and related fields, and acts as an arbitrator. He also serves as a Director of several companies. Prior to 1982, he held various senior executive positions with the INA Group (now CIGNA), including head of European Reinsurance Operations, President of INA Insurance Company of Canada and Senior Vice President of INA Reinsurance Company.

     William J. Mather is President of Global, Senate, SNLIC and holds various offices in various subsidiaries of Lawrence Group. He is currently the Chief Marketing Officer of Lawrence Group and President of the Lawrence Agency Corp. where he has been employed since prior to 1989.

     Rita E. Harfield is currently Vice President for Lawrence
Agency Corporation. She has held various positions within Lawrence Group since 1976.

     With the exception of Barbara C. Lawrence, all of the officers of the Company spent substantially all of their time on the affairs of the Company during 1995.

     Under the securities laws of the United States, the Company's Directors, its Executive Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to report in this Form 10-K any failure to file by these dates during 1995.

     In making these statements, the Company has relied upon the written representations of its incumbent Directors and Officers and its ten percent holders and copies of the reports that they have filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation that the Company and its subsidiaries paid or accrued for the year ended December 31, 1995 for F. Herbert Brantlinger as President and Chief Executive Officer of LIG. The Company did not have any other Executive Officer whose compensation exceeded $100,000 during
1995.
                                  All other
     Year    Salary      Bonus   Compensation
     -----   ------     -------  -----------
     1995    $118,922   $   -     $     -
     1994      96,827       -           -
     1993     201,400       -         2,014

     The Company does not have any long-term compensation plans based upon the issuance of restricted stock awards, stock options and/or stock appreciation rights (SARs).

     During the period July 7, 1994 through December 1, 1995 a portion of Mr. Brantlinger's salary was paid by UCIC which was under the control of the NYID. These amounts have been excluded from the above table. On a annual basis Mr. Brantlinger's salary is $208,600.

Compensation Committee Interlocks and Insider Participation

     Members of the Compensation Committee consist of Lawrence A. Shore, Chairman and Vincent P. Brennan prior to his resignation in March, 1995 and R. Wayne Diesel. Mr. Shore was formerly President and CEO of the Company and of UCIC prior to his retirement in 1991.

     While Mr. Diesel was treasurer of LIG, he was also the Chief
Financial Officer for LIG's parent company and his compensation was established at that level. There were no compensation interlocks.

     Compensation programs for the Company's executive officers are administered by the Compensation Committee of the Company's Board of Directors. The Committee is composed of non-employee directors who are not eligible to participate in any of the executive compensation programs.

     The Company's executive compensation policies are designed to attract and retain qualified executives and ensure that their efforts are directed toward the long-term interests of the Company and the Company's shareholders. The executive compensation program is designed to provide value to the executive only if individual performance, Company performance versus budgeted earnings targets, longer term earnings per share growth and share price appreciation meet or exceed expectations while also taking into consideration challenges faced by the Company. The policies have been held in abeyance since the assumption of control of UCIC by the NYID. For 1995, there was no change in compensation levels for executive officers.

Five Year Performance Graph

     Comparison of Five-Year Cumulative Returns Among the Company, American Stock Exchange Composite ("AMEX") and the Insurance
Industry Listed Companies:

                                       Year ended December
                                ----------------------------------
                                1990  1991  1992  1993  1994  1995
                                ----  ----  ----  ----  ----  ----

LIG                             100    167   138    61    41    26
AMEX Stock Market(US companies) 100    138   145   171   160   206
NYSE,AMEX,NASDAQ listed
 insurance carriers             100    136   174   189   177   255

     The Stock Performance Graph, as presented above, reflects the cumulative return on the common stocks of the Company, AMEX and the Insurance Industry, respectively, assuming an original investment in each of $100 on December 31, 1990 (the "base") and reinvestment of quarterly dividends. Cumulative returns for each fiscal year subsequent to 1990 are measured as a change from this base.

     The Company's return tracked the AMEX and Insurance indices for 1991. Since that time, the Company's return declined substant-ially, reflecting an earnings decline in 1992 and significant loss-es for 1993 and 1994. Trading in the Company's stock was suspended on May 13, 1994. The suspension was lifted on August 30, 1995. Trading has been in a narrow range since the suspension was lifted.

Retirement Plans

      URIC, Global and Senate are participating employers in a profit sharing plan under Section 401(k) of the Internal Revenue Code, maintained by Lawrence Group (401(k) Plan). The 401(k) Plan covers all employees of URIC, Global and Senate who have completed one year of service and have attained age twenty and one-half.
Each year, URIC, Global and Senate contribute to the 401(k) Plan such amounts as the Boards of Directors, in their discretion, may determine. In addition, participants may elect to reduce their salary and to have such amounts contributed by the Company to the 401(k) Plan. The participants' accounts are fully vested at all times. The 401(k) Plan was adopted effective as of January 1, 1986. The cost to the Company, including UCIC through July 7, 1994 of the 401(k) Plan was approximately $17,500, $23,000 and $66,000 for 1995, 1994 and 1993, respectively. These costs include $0 in 1995, $0 in 1994 and $4,000 in 1993 for executive officers.

Directors' Fees

     Directors of the Company are paid $600 for each regular meeting of the Board of Directors which they attend.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth the holdings of Common Stock by each of the Company's Directors and by all Officers and Directors as a group as of December 31, 1995. Except as otherwise indicated, to the Company's knowledge all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

Name of Beneficial Owner   Beneficial Ownership  Outstanding Shares

Albert W. Lawrence (1)           6,585,571            46.6
F. Herbert Brantlinger (2)           2,872             *
Barbara C. Lawrence (3)          6,575,348            46.6
R. Wayne Diesel                         -              *
Lawrence A. Shore                   14,173             *
Nevin D. Harkness                      300             *
Milos R. Knorr                       3,000             *
William J. Mather (4)               27,664             *
Albert F. Kilts                         -              *
Rita E. Harfield                       952             *
All Officers and Directors
 as a group (1)(2)(3)(4)        13,209,880            93.5

*Less than 1%

(1) Includes 6,572,197.5 shares held by Lawrence Group. In addition, there are 8,374 shares in the account of Mr. Lawrence in the 401(k) Plan.

(2) Includes 2,872 shares in the account of Mr. Brantlinger in the 401(k) Plan.

(3)  Includes 6,572,197.5 shares held by Lawrence Group.

(4) Includes 26,839 shares in the account of Mr. Mather in the 401(k) Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid $0, $0, and $3,548,000 in dividends to Lawrence Group in 1995, 1994 and 1993, respectively.

     The Company and its subsidiaries supplemented the activities that were performed in-house by obtaining various services from A.W. Lawrence and Co., Inc. (AWL), a subsidiary of Lawrence Agency Corp. (LAC), which is a subsidiary of Lawrence Group, pursuant to agreements between the Company's subsidiaries and AWL. Under the terms of the Agency Agreement, AWL and its affiliates receive commissions when they are the agent for the transaction. UCIC received a substantial portion of its written premiums through AWL.

In 1993 UCIC incurred $21,903,000 in commissions. AWL pays a substantial portion of these commissions to external brokers and subagents.

   Under a management consultant agreement with AWL in effect since 1982, UCIC received technical, accounting and management assistance in various administrative areas. These costs were $915,000 in 1993.

     UCIC subleased various office space from LAC. Rent expense totaled $493,000 for 1993.

     In September 1992, Global entered into a sublease agreement with LAC to rent space located in Atlanta, Georgia. The sublease is for a term ending on September 1, 1995. Annual rent expense is $7,000 under this sublease.

     The Company's subsidiaries held various notes receivable from other Lawrence Group affiliates at December 31, 1994. The notes are included in Other Invested Assets on the accompanying Consolidated Balance Sheets and amounted to $269,000 at December 31, 1994, All notes were repaid in 1995. Interest rates charged on these notes are Prime plus 1%. Interest income earned with respect to these loans totalled $11,000, $40,000 and $106,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company and its subsidiaries hold mortgage loans from employees of Lawrence Group as well as officers and directors of the Company and its subsidiaries. These loans totalled $34,000 and $186,000 December 31, 1995 and 1994, respectively. Interest rates on the mortgages include variable and fixed rates, with the fixed rates ranging from 7% to 8.5% and variable rates ranging from one-year Treasury Bill rate plus 3% to Prime plus 1%.

     Senate ceded a portion of its accident/health business to UCIC. Written premiums ceded to UCIC under this arrangement amounted to $1,462,000 in 1994. Benefits and other underwriting expenses ceded to UCIC totalled $1,299,000. As a result of the reinsurance arrangement, Senate's accounts reflect a net recoverable from UCIC of $53,000 at December 31, 1995.

     Senate obtains a significant portion of its business from LAC to which it pays commissions. These commission expenses totalled $605,000, $963,000 and $942,000 in 1995, 1994 and 1993,
respectively. LAC pays a portion of these to external brokers and subagents. Senate pays AWL for management services associated with Senate business. These payments were $264,000, $60,000 and $60,000 for 1995, 1994 and 1993, respectively.

     URIC loaned $14,000,000 Alpha Trust which in turn invested in notes issued by Lawrence Group, which owns approximately 93% of the Company during 1994.

     In addition to the quota share treaty with UCIC, URIC and UCIC also had a pooling agreement in effect during 1992 and 1993. The agreement was terminated effective January 1, 1994; however, each company is responsible for its share of all premium, losses and LAE incurred prior to that date. At December 31, 1995, URIC had a net liability to UCIC under these reinsurance agreements of approximately $6,187,000.

     At December 31, 1995 URIC carried a note payable due to LGI of $300,000. Interest is at 8%. LIG had received an advance of $185,000 from LGI the balance of which was outstanding at the end of 1995.

   At December 31, 1995 the Company had income taxes payable to Lawrence Group of $113,000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

     The 1995 financial statements listed on the accompanying Index to Financial Statements and Financial Statement Schedules Covered by Report of Independent Accountants are filed as part of this report.

     2.  Schedules

     The 1995 schedules listed on the accompanying Index to Financial Statements and Financial Statement Schedules Covered by
Report of Independent Accountants are filed as part of this report.

     3.  Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K

     On August 29, 1995, the Company reported that the TDI had released URIC from confidential supervision which had been imposed on June 22, 1994. The release was conditioned upon URIC achieving certain capital surplus goals. In the event URIC failed to meet those requirements the TDI would have the authority to place URIC into conservatorship. In the same filing it was reported that the American Stock Exchange agreed to allow the resumption of trading of LIG stock as of August 30, 1995. It was noted, however, that since the Company did not meet its minimum financial guidelines, delisting procedures could be reinitiated in the future.

     On November 17, 1995, the Company reported that by Order of Supreme Court of the State of New York entered on November 10, 1995, UCIC with the consent of the Company was ordered to be liquidated with the Superintendent of the NYID appointed as liquidator.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LAWRENCE INSURANCE GROUP, INC.
                                        (Registrant)
Dated: April 12, 1996              By: /s/ F. HERBERT BRANTLINGER
                                   ------------------------------
                                   F. Herbert Brantlinger
                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                             Title                  Date

/s/ ALBERT W. LAWRENCE      Chairman of the Board    April 12, 1996
Albert W. Lawrence

/s/ F. HERBERT BRANTLINGER  President and Director   April 12, 1996
F. Herbert Brantlinger     (Principal Executive Officer)

/s/ ALBERT F. KILTS         Treasurer and Director   April 12, 1996
Albert F. Kilts            ( Principal Accounting
                            and Financial Officer)

/s/ BARBARA C. LAWRENCE     Secretary and Director   April 12, 1996
Barbara C. Lawrence

/s/ NEVIN D. HARKNESS       Director                 April 12, 1996
Nevin D. Harkness

/s/ MILOS R. KNORR          Director                 April 12, 1996
Milos R. Knorr

/s/ WILLIAM J. MATHER       Director                 April 12, 1996
William J. Mather

/s/ RITA E. HARFIELD        Director                 April 12, 1996
Rita E. Harfield

                 LAWRENCE INSURANCE GROUP, INC.
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           AND FINANCIAL STATEMENT SCHEDULES

                        ITEM 14 (a)

                                                         Form 10-K

                                                             Page

Report of Independent Accountants                              F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994   F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                             F-5

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the Years Ended December 31, 1995, 1994 and 1993         F-6

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1995, 1994 and 1993                       F-7

Notes to Consolidated Financial Statements                     F-9

Schedules:
    I - Summary of Investments Other than Investments
        in Related Parties at December 31, 1995                S-2

   II - Condensed Financial Information of Registrant
        at December 31, 1995 and 1994 and for the Years
        Ended December 31, 1995, 1994 and 1993                 S-3

  III - Supplementary Insurance Information for the
        Years Ended December 31, 1995, 1994 and 1993           S-6

  IV - Reinsurance for the Years Ended December 31,
        1995, 1994 and 1993                                    S-10

   V - Valuation and Qualifying Accounts for the
        Years Ended December 31, 1995, 1994 and 1993           S-11

  VI - Supplementary Information Concerning Property
        and Casualty Insurance Operations for the
        Years Ended December 31, 1995, 1994 and 1993           S-12

COOPERS & LYBRAND L.L.P.

                   REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the consolidated financial statements and the financial statement schedules of Lawrence Insurance Group, Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawrence Insurance Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, a subsidiary, United Republic Insurance Company (URIC), was under confidential supervision by the Texas Department of Insurance (TDI) under an order issued in June 1994. On August 25, 1995, the Commissioner of Insurance of the TDI issued a Release From Confidential Supervision Order and an Article 1.32 Order of
Consent for URIC. The effect of these orders was to release URIC from confidential supervision contingent upon increasing its statutory policyholder surplus to $8 million and other administrative requirements. In addition, an Appointment of Conservator by Consent has been signed by URIC and could be executed by TDI should URIC fail to abide by the above mentioned financial and other administrative requirements. URIC has failed to meet several of these requirements, including the policyholder surplus requirements. URIC could be placed in to conservatorship by the TDI at any time. The above actions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for United
Community Insurance Company, a former wholly owned subsidiary.

/s/ Coopers & Lybrand L.L.P.


Albany, New York
April 8, 1996

                 LAWRENCE INSURANCE GROUP, INC.
                  CONSOLIDATED BALANCE SHEETS
                           ASSETS
                      (SEE NOTES 1 & 2)

($ in thousands)                                   December 31,
                                                -------------------
                                                  1995        1994
                                                --------    -------
Investments:
  Fixed maturities held to maturity, at
    amortized cost (Fair value: 1994 -
    $7,684)                                    $    -       $ 7,698
  Fixed maturities available for sale, at
    fair value (Cost: 1995 - $3,875, 1994
    - $6,228)                                    3,921        5,784
  Equity in common stock of investee at
    equity (Cost: 1995-$0, 1994-$103)               -           -
  Equity securities, at fair value
    (Cost: 1995 and 1994 - $997)                   941          917
  Short-term investments, at cost which
    approximates fair value                     11,898       11,523
  Collateral loan at cost which
    approximates fair value                         -         1,033
  Mortgage loans on real estate, at
    aggregate outstanding principal balance        171          186
  Other invested assets, at cost which
    approximates fair value
    Notes receivable from affiliates                -           269
    Other                                            4          584
                                               -------      -------
    Total investments                           16,935       27,994
Cash and cash equivalents                        5,688        2,500
Accrued investment income                          475          668
Accounts receivable (Net of allowance for
  doubtful accounts of $0 in 1995 and 1994      10,777       12,467
Reinsurance recoverable                          5,690       13,708
Reinsurance receivable                           5,764        7,320
Prepaid reinsurance premiums                        44          468
Deferred policy acquisition costs                   68          289
Property and equipment, net                         23           52
Income taxes recoverable                            69          151
Other assets                                       969        1,424
                                               -------      -------
Total assets                                   $46,502      $67,041
                                               =======      =======

  See accompanying notes to consolidated financial statements.

                  LAWRENCE INSURANCE GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                         (SEE NOTES 1 & 2)


($ in thousands)                                 December 31,
                                               _________________
                                                 1995       1994
                                             --------   --------
Liabilities:
  Reserves for losses and loss adjustment
    expenses                                    $30,974   $ 47,165
  Deficit of non-consolidated subsidiary            -       56,879
  Unearned premiums                                 505      1,384
  Reinsurance balances payable                   11,526     13,316
  Accrued expenses and other liabilities            955      1,166
  Payable to affiliate, net                         441        407
  Income taxes payable                              113        468
  Excess of fair value of acquired subsidiaries
    over purchase price                           1,414      2,508
                                                -------    -------
  Total liabilities                              45,928    123,293
                                                -------    -------

Contingencies and commitments (Notes 8 & 9)          -         -
Minority interest                                   429        -
                                                    ---       ---
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; 2,000,000
    shares authorized; no shares outstanding         -           -
  Common stock, $.01 par value; 20,000,000
    shares authorized; 14,121,482 shares
    issued and outstanding                          141        141
  Additional paid-in-capital                     39,739     39,739
  Net unrealized losses on investments
    (Net of deferred income tax of $0
    in 1995 and 1994)                                (8)    (2,664)
  Receivable from Alpha Trust (Note 8)          (11,004)   (27,000)
  Accumulated deficit                           (28,723)   (66,468)
                                                -------    --------
    Total stockholders' equity (deficiency)         145    (56,252)
                                                -------    -------
Total liabilities and stockholders'
  equity (deficiency)                           $46,502    $67,041
                                                =======    =======

    See accompanying notes to consolidated financial statements.

                      LAWRENCE INSURANCE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                         (SEE NOTES 1 &  2 )
 (Amounts in thousands except             Year Ended December 31,
 per share data)                       --------------------------
                                       1995       1994       1993
                                     --------   --------   --------
Revenues:
  Net premiums earned                $5,533     $5,221    $121,015
  Net investment income               3,101      3,313       7,165
  Realized losses on investments       (743)      (598)     (5,471)
                                     ------     ------    --------
    Total revenues                    7,891      7,936     122,709
Operating expenses:
  Loss and loss adjustment expenses   5,402      4,019     148,437
  Loss - government pools                -          -          897
  Policy acquisition expenses         1,863      2,068      35,378
  Other operating expenses            1,769      1,360      14,771
                                     ------     ------     -------
    Total operating expenses          9,034      7,447     199,483
                                      -----      -----     -------
Operating income (loss)              (1,143)       489     (76,774)
Equity in loss of non-consolidated
  subsidiary                             -      (7,309)         -
Equity in earnings (loss) of investee    -        (103)        632
                                     ------     ------     -------
Loss before income taxes,
  minority interest and
  extraordinary gain                 (1,143)    (6,923)    (76,142)
                                     ------     ------      ------
Income tax expense (benefit)           (282)       168         962
                                     ------     ------     -------
Net loss before minority
  interest and extraordinary gain      (861)    (7,091)    (77,104)
Minority interest                       219         -           -
                                     ------     ------     -------
Net Loss before extraordinary gain   (642)    (7,091)    (77,104)
Extraordinary gain (net of $0 tax)   38,387         -          -
                                    -------    -------    --------
Net income (loss)                   $37,745    $(7,091)   $(77,104)
                                    =======    =======    ========
Per share data:
  Loss before
    extraordinary gain              $  (.05)   $  (.50)   $  (5.46)
  Extraordinary gain                   2.72         -           -
                                     -------    -------    --------
Net income (loss)                   $  2.67    $  (.50)   $  (5.46)
                                      =====      =====       =====
Average shares outstanding           14,121     14,121      14,121
  See accompanying notes to consolidated financial statements.

                 LAWRENCE INSURANCE GROUP, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

($ in thousands)                                      Net unreal-
                                                      ized gains
                                               Add'l  (losses) on
                            Preferred Common  Paid-in  investments
                              Stock    Stock  Capital  net of tax
                             --------  ------ -------- ----------
Balance at January 1, 1993       $  -     $141   $39,739    $ (817)
Change in net unrealized losses                              1,063
                                ------   ------  -------   -------
Balance at December 31, 1993        -      141    39,739       246
Change in net unrealized gains                              (2,910)
                                 ------   ------  -------   -------
Balance at December 31, 1994        -      141    39,739    (2,664)
Change in net unrealized losses                              2,656
                                ------   ------  -------    -------
Balance at December 31, 1995  $     -     $141   $39,739    $   (8)
                                ======    ====    ======      =====
                                Receivable   Retained Stockholders'
                                   from       earnings    equity
                               Alpha Trust   (deficit) (deficiency)
                               -----------  ----------  -----------
Balance at January 1, 1993        $   -        $19,845     $58,908
Change in net unrealized losses                              1,063
Net loss                                       (77,104)    (77,104)
Cash dividends declared:
  Common stock $.15 per share                   (2,118)     (2,118)
                                   --------    --------    --------
Balance at December 31, 1993          -        (59,377)    (19,251)
Change in net unrealized gains                              (2,910)
Net loss                                        (7,091)     (7,091)
Receivable from Alpha Trust        (27,000)                (27,000)
                                   --------    --------     -------
Balance at December 31, 1994       (27,000)    (66,468)    (56,252)
Change in net unrealized losses                              2,656
Net income                                      37,745      37,745
Liquidation of subsidiary           15,996                  15,996
                                   -------     --------    --------
Balance at December 31, 1995      $(11,004)   $(28,723)     $  145
                                    ======      ======       =====

See accompanying notes to consolidated financial statements.

                 LAWRENCE INSURANCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS


($ in thousands)                         Year Ended December 31,
                                         -----------------------
                                         1995      1994     1993
                                       -------   -------  --------
Operating activities:
 Net income (loss)                     $37,745  $(7,091)  $(77,104)
 Adjustments to reconcile net income
   (loss) to net cash and cash
   equivalents used in
   operating activities:
 Realized losses on investments            743      598      5,471
 Equity in loss of
    non-consolidated subsidiary             -     7,309        -
 Equity in (earnings) loss of investee      -       103       (632)
 Minority interest in subsidiary          (219)      -          -
 Deferred income taxes                      -         -      6,568
 Extraordinary gain                    (38,387)       -         -
 Depreciation and amortization          (1,061)  (1,047)      (85)
 Accrued investment income                 194      (426)      445
 Accounts receivable                     1,690     3,959    13,951
 Reinsurance recoverable                 8,018    (3,289)    4,981
 Reinsurance receivable                  1,557     3,382    (3,982)
 Prepaid reinsurance premiums              424      (111)   11,322
 Reinsurers deposits                        -         -    (16,543)
 Deferred policy acquisition costs         220     2,220       (79)
 Income taxes recoverable                   81     2,503    (4,343)
 Other assets                              454     3,876     2,565
 Reserves for losses and loss
   adjustment expenses                 (16,191)  (30,654)   39,988
 Unearned premiums                        (880)  (12,880)  (14,476)
 Reinsurance balances payable           (1,790)   14,287     7,132
 Accrued expenses and other
   liabilities                            (831)     (960)      600
                                       --------  --------  --------
   Net cash and cash equivalents
     used by operating activities       (8,233)  (18,221)  (24,221)
                                       --------  --------  --------

     See accompanying notes to consolidated financial statements.

                  LAWRENCE INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

($ in thousands)                          Year Ended December 31,
                                         -----------------------
                                          1995    1994     1993
                                        -------  -------  -------
Investing activities:
 Proceeds on sales of:
  Fixed maturities held to maturity     $ 3,179  $    -   $   -
  Fixed maturities available for sale     5,090   7,760    324,514
  Other                                     682      -       9,946
 Proceeds on redemptions of:
  Fixed maturities held to maturity       3,850      -       2,156
  Fixed maturities available for sale       286    2,192       873
  Other                                     520      -          -
 Payments for purchases of:
  Fixed maturities held to maturity          -        -     (1,997)
  Fixed maturities available for sale    (2,111) (12,997) (245,859)
  Other                                      -    (2,259)   (7,356)
(Increase)decease short-term investments   (375)  23,144   (24,607)
Purchase of equipment-net                   -        (1)     (617)
                                        -------   -------  -------
  Net cash & cash equivalents provided
    by investing activities              11,121   17,839    57,053
                                         ------   ------    ------
Financing activities:
  Receivable from Alpha Trust                -   (14,000)       -
  Dividends paid                             -        -     (3,813)
  Notes payable to affiliate                300       -         -
                                         ------    ------   ------
   Net cash and cash equivalents (used)
     provided by financing activities       300   (14,000)  (3,813)
                                         ------    ------   ------
Increase (decrease) in cash and cash
  equivalents                             3,188   (14,382)  29,019
Cash and cash equivalents -
  beginning of year                       2,500    35,276    6,257
Cash & cash equivalents of non-consol-
 idated subsidiary at December 31, 1993      -    (18,394)      -
                                          -----    ------   ------
Cash and cash equivalents-end of year    $5,688   $ 2,500  $ 35,276
                                          =====     =====    ======
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes   $    24   $(3,324) $(1,306)
Non cash financing - elimination of Alpha
  Trust receivable due to liquidation
  of subsidiary                          $15,996       -        -

   See accompanying notes to consolidated financial statements.

           LAWRENCE INSURANCE GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     Lawrence Insurance Group, Inc. (the Company or LIG) was incorporated in Delaware on June 30, 1986, as an insurance holding company, which is presently 93% owned by Lawrence Group, Inc.
(Lawrence Group).

     Subsidiaries of the Company include United Republic
Insurance Company (URIC), Global Insurance Company (Global), Senate Insurance Company (Senate), Senate National Life Insurance Company (SNLIC), and Senate Syndicate, Inc. (Syndicate). Senate and Global are wholly owned subsidiaries of URIC. SNLIC is a wholly owned subsidiary of Senate. United Community Insurance Company (UCIC) is no longer considered a subsidiary of the Company as a result of the Order of Rehabilitation issued on July 7, 1994 which transferred management and control to the New York Insurance Department (NYID) and the subsequent Order of Liquidation entered on November 10, 1995 by the New York Supreme Court, Schenectady County. URIC and Global, which are property and casualty insurance companies, have been in run-off since early 1994. Senate is an accident and health insurer doing business almost exclusively in New York. SNLIC and Syndicate are inactive.

(a)  BASIS OF PRESENTATION

     The consolidated financial statements for 1993 include the accounts of LIG and all wholly owned subsidiaries (collectively, the Company) including UCIC. All significant intercompany transactions have been eliminated in consolidation. Amounts in 1995 and 1994 exclude UCIC except as noted below. On July 7, 1994, UCIC, with the consent of UCIC management, was placed in Rehabil-itation by court order. Consequently, LIG and UCIC management no longer exercised any decision making authority or control over UCIC These functions became the responsibility of the NYID. As a result of this loss of control, the Company included the financial results of UCIC only through the date of the Order of Rehabilitation and then on an unconsolidated basis, that is results of operations are reflected as "Equity in loss of non-consolidated subsidiary" and the Company's investment as "Deficit of non-consolidated subsidiary". Prior years financial statements have not been
restated.   The Company continued to reflect this liability until
UCIC was entered into liquidation on November 10, 1995. See Note 2.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred substantial losses in 1993 and 1994 and even though UCIC's stockholder's deficiency has been eliminated, the Company's subsidiaries continue to be adversely impacted by UCIC's demise.

Liquidity for the parent company has deteriorated significantly and is expected to remain in that condition as its principal source of cash was dividends from its subsidiaries. In addition, URIC had been under a confidential order of supervision by the Texas Department of Insurance (TDI) since June, 1994, until its release on August 25, 1995. As a condition to the release of the order the Company agreed to achieving certain financial goals. The financial goals include increasing statutory surplus to $8 million at December 31, 1995. The statutory surplus as filed with the TDI at December 31, 1995 was $6.6 million. This amount does not include the effect of the loss and LAE adjustment of approximately $4 million described under (f) of Note 1. The TDI could place URIC under conservatorship. Under conservation, the TDI assumes all control and decision making authority during the rehabilitation period. Under conservatorship, URIC would be accounted for as a non-consolidated subsidiary and any income or loss subsequent to the rehabilitation order would not be recorded in the financial statements of the Company until the rehabilitation order was lifted.

    The accompanying consolidated financial statements are present-ed in accordance with generally accepted accounting principles, which differ in certain respects from those followed by subsidiar-ies of the Company in their reports to regulatory authorities. See
Note 8. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Certain amounts in the accompanying 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation. These reclassifications have no effect on consolidated net income (loss) or stockholders' equity (deficit).

(b)  INVESTMENTS

Fixed maturities, which consist of bonds and notes, are presented in two categories on the accompanying Consolidated Balance Sheets:
Fixed Maturities Held to Maturity and Fixed Maturities Available for Sale. If Management has the intent and the Company has the ability to hold such securities until maturity, such securities are classified as being held to maturity. Securities classified as being held to maturity are carried at amortized cost. At December 31, 1994, securities classified as held to maturity included securities on deposit with various regulatory authorities in so far as they are usually not available to meet current liquidity needs of the Company. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. In 1995, all securities were considered available for sale. Unrealized gain or losses on securities carried at fair value are recorded directly in stockholders' equity, net of applicable deferred income tax. The estimated fair value of financial instruments has been determined using available information and appropriate value methodologies. The estimated fair value of financial instruments are not necess-arily indicative of the amounts the company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value.

     Equity in Common Stock of Investee at December 31, 1995 consists of a 23% interest in the common stock of a high technology manufacturing and research company. The accompanying Consolidated Balance Sheets reflect the Company's original investment plus its pro rata share of undistributed earnings (loss) since the date of acquisition of the common stock. See Note 3.

     Equity Securities, which consist of common stock and preferred stock, are carried at fair value. Negotiable certificates of deposit are carried at cost which approximates fair value.
Mortgage Loans on Real Estate are recorded at their aggregate outstanding principal balance; and Short-Term Investments are stated at cost which approximates market. Short-Term Investments consist primarily of commercial paper, repurchase agreements with banks and other financial institutions and treasury bills. Collateral loans are carried at cost which approximates fair value. Other Invested Assets, are carried at fair value. See Note 3.

     Realized gains and losses on disposition of investments are reported in the Statement of Operations based upon the average cost method. Unrealized gains and losses on securities carried at fair value are recorded directly in stockholders' equity, net of applicable deferred income taxes. Provision for impairments of investments that are considered other than temporary is included in realized capital loss. See Note 3.

(c)  CASH AND CASH EQUIVALENTS

     The Company considers cash to be funds held in checking and money market accounts. Non-negotiable certificates of deposit with original maturity less than thirty days are considered to be cash equivalents.

(d)  DEFERRED POLICY ACQUISITION COSTS

     The costs of acquiring new business, principally commissions, premium taxes and certain underwriting expenses, are deferred and amortized as the related premiums are earned. Ceding commission income, which is realized on a written basis, is also deferred and amortized over the periods in which the underlying premiums are earned. The method used in computing deferred acquisition costs limits the amounts of such deferred costs to their net realizable value based upon the related unearned premiums and investment income less anticipated losses and loss adjustment expenses. The amortization of deferred acquisition costs results in a charge against current operations as follows:
     ($ in thousands)                  1995       1994      1993
                                       -----    -------   -------
  Direct commission expense           $1,803    $ 1,962   $32,346
  Ceding commission (income) expense      -          -        508
  Premium taxes                           60        106     2,524
                                       ------   -------   -------
                                       1,863      2,068    35,378
  Underwriting expenses                   -          -      2,620
                                       ------    ------   -------
                                      $1,863    $ 2,068   $37,998
                                       =====     ======    ======

     On the accompanying Consolidated Statements of Operations, commissions and premium taxes are presented as Policy Acquisition
Expenses, and underwriting expenses are included in Other Operating
Expenses.

(e)  REINSURANCE RECEIVABLE/PREPAID REINSURANCE PREMIUMS

     Effective January 1, 1993, the Company adopted SFAS No. 113 "Accounting for Reinsurance of Short-Duration and Long-Duration Contracts". SFAS No. 113 eliminates the practice of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance and provides guidance in assessing transfer of insurance risk in reinsurance, including gain and loss recognition. Two of the UCIC's reinsurance contracts did not meet the risk transfer criteria of SFAS No. 113 for 1993. See Note 4.

(f)  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Reserves for losses and loss adjustment expenses (LAE) represent estimates of reported losses and estimates of incurred but not reported (IBNR) losses based on past and current experience. Such liability is net of salvage and subrogation to be received, and is increased for reinsurance assumed. To the extent claims settlement underlying the recent losses and LAE may differ perhaps significantly from those underlying the historical losses and LAE, this adds uncertainty to the estimated reserves for loss and LAE. Accordingly, the ultimate settlement of losses and LAE may vary perhaps significantly from the amounts included in the accompanying financial statements.

     As discussed in Note 4, URIC has a reinsurance pooling arrangement with UCIC. UCIC has provided the Company with an estimate of URIC's share of its reserve for loss and LAE under the pooling agreement of approximately $12 million as of December 31, 1995. The Company has included this amount in the accompanying balance sheet.

    The Company filed URIC's 1995 statutory financial statements that includes a reserve for loss and LAE expenses under the above pooling arrangement of approximately $8 million. The Company's independent actuary certified URIC's loss and LAE reserves of which this was a part.

     The recording of the UCIC estimates for loss and LAE had the effect of decreasing the Company's net income and stockholders' equity by approximately $3.2 million.

     The following table provides a reconciliation of the Company's beginning and ending loss and LAE liability balances for 1995, 1994 and 1993.
                                           Year Ended December 31,
                                         -------------------------
  ($ in thousands)                         1995     1994    1993
                                         -------  -------  -------
  Reserves for losses and LAE
    at January 1,                        $47,165 $189,599 $149,076
  Less reserves related to
    deconsolidating UCIC                     -    111,081      -
  Less reinsurance receivable              7,320   10,701   17,828
                                          -------  -------  -------
      Net balance at January 1            39,845   67,817  131,248
  Provision for losses & LAE for claims
    occurring in the current year          2,926    7,332   91,349
  Increase (decrease) in estimated
    losses and LAE for claims
    occurring in prior years               2,476   (3,313)  57,088
                                         -------  -------  -------
      Total incurred losses and LAE        5,402    4,019  148,437
                                         -------  -------  -------
  Losses and LAE payments for claims
     occurring during:
       Current year                        1,772    4,555   33,805
       Prior years                        18,265   27,436   78,091
                                         -------  -------  -------
       Total losses and LAE payments      20,037   31,991  111,896
                                         -------  -------  -------
  Net reserves for losses and LAE
    at December 31,                       25,210   39,845  167,789
  Reinsurance receivables                  5,764    7,320   21,810
                                         -------  -------  -------
  Gross reserves                         $30,974  $47,165 $189,599
                                         =======  =======  =======

    The previous table as presented exclude the reserves for losses and LAE on government pools recognized on the UCIC's P&C business in 1993. The reserves for government pools are not under the control of the Company and reflect the operating results and reserving practices of servicing carriers and regulators who administer these assigned risk pools in which the Company is obligated to participate. Accordingly, these reserves have been excluded from the tables. As of December 31, 1993 the Company's loss and LAE reserves related to these government pools were approximately $11,246,000. The above table for 1995 and 1994 excludes UCIC as a result of it being deconsolidated.

(g)  PREMIUM REVENUE

     Premium revenue, which is net of reinsurance ceded, is recognized as earned on a pro rata basis over the terms of the policies and includes audit premiums and estimates for retrospectively rated premiums. Unearned premiums for property/casualty lines, excluding workers' compensation, are calculated on a daily basis. Accident/health unearned premiums are calculated on a monthly basis. Unearned premiums on the remaining lines of business are calculated on a monthly pro rata basis.

(h)  LOSSES - GOVERNMENT POOLS

     Most states have established associations of insurance carriers which are commonly referred to as pools. The purpose of these pools is to provide a guaranteed means to obtain certain mandated insurance coverages which would not otherwise be reasonably obtainable through the traditional insurance market from an individual insurance carrier. Participation in these pools by the individual insurance carriers is not voluntary. The level of participation in the pool is often based upon the premium volume of selected lines written by the individual carriers in the state for which the pool has been established.

     Each member carrier essentially guarantees its share of the solvency of the pool. The pool administrator collects the premium, pays the losses and administrative costs, and passes a proportionate share of the costs to each member. If the losses and expenses exceed the premiums, the members may be subject to an assessment by the pool to fund the pool's deficit. On the accompanying 1993 Consolidated Statements of Operation, these assessments for pool deficits are reflected as Losses -
Government Pools.

(i) AMORTIZATION OF EXCESS OF FAIR VALUES OF ACQUIRED SUBSIDIARIES OVER PURCHASE PRICES

     The excess of the fair value of the net assets of URIC and Global over the respective purchase prices at the dates of acquisition is being amortized on the straight-line basis over a period of seven years. Amortization in the amount of $1,094,000 is reflected in the accompanying Consolidated Statements of Operations as a reduction of Other Operating Expenses for 1995, 1994 and 1993.

(j)  INCOME TAXES

     The Company and its subsidiaries are included in the consolidated Federal income tax return of Lawrence Group. The current income tax provision has been computed as if each company filed a separate return. See Note 6.

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)  EARNINGS PER SHARE

     Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period.

NOTE 2 - NON-CONSOLIDATED SUBSIDIARY

     As a result of the order of rehabilitation and assumption of management and control of UCIC on July 7, 1994 by the NYID, the Company has included the results of UCIC for 1994 on a decon-solidated basis up to the point of the court order. On November 10, 1995 UCIC with the Company's consent was ordered liquidated and as a consequence the Company has no further legal or financial interest in UCIC except for any contractual arrangements that arose in the ordinary course of business and any tax consequences that may result from UCIC's continued inclusion in the consolidated federal income tax return. The following table presents condensed financial information for UCIC through July 7, 1994. Amounts exclude the effect of eliminating UCIC's 21.4% ownership of URIC which is included in the "Deficit of non-consolidated subsidiary" and "Equity in loss of non-consolidated subsidiary" on the balance sheet and statement of operations, respectively for 1994 and as "Minority interest" for 1995.

  ($ in thousands)                      As of and for the period:
                                         ------------------------
                                          January 1,   Year ended
                                           to July 7,  December 31,
                                            1994          1993
                                         -----------   -----------
                                         (Unaudited)   (Unaudited)
  Cash and invested assets                 $ 50,872     $ 94,631
  Amounts due from reinsurers                48,990       34,961
  Premiums receivable                         1,808       14,204
  Deferred policy acquisition expenses        3,424        9,386
  Other assets                                5,626       11,775
                                             ------       ------
   Total assets                            $110,720     $164,957
                                            =======      =======
  Reserves for loss and LAE expenses       $132,201     $129,508
  Unearned premiums                          18,249       40,106
  Amounts due to reinsurers                  17,221       25,213
  Other liabilities                             670        2,254
                                            -------      -------
   Total liabilities                        168,341      197,081
   Stockholder's deficiency                 (57,621)     (32,124)
                                            -------      -------
   Total liabilities and stockholder's
     (deficiency)                          $110,720     $164,957
                                            =======      =======

  Revenues                                 $ 43,959     $ 80,614
  Operating loss                             (3,531)     (64,671)
  Net loss                                   (7,307)     (67,023)

     In the fourth quarter of 1995 the Company recorded the follow-ing to eliminate the stockholder's deficiency carried for UCIC and record minority interest:

     Extraordinary gain                                $ 38,387
     Minority interest                                      429
     Stockholders's equity-
       Receivable from Alpha Trust                       15,996
       Unrealized loss on investments                     1,953
     Deficit of non-consolidated subsidiary             (56,765)

     In January 1994, UCIC loaned $13,000,000 to the Alpha Trust, a business trust, which in turn invested in notes issued by Lawrence Group, which owns 93% of LIG. This loan and unrealized losses on investments for the period January 1, 1994 to July 7, 1994, is included in the Company's statement of stockholders' equity for the year ended December 31, 1994.

NOTE 3 - INVESTMENTS

     Net investment income for the Company was as follows:

         ($ in thousands)                   Year Ended December 31,
                                            -----------------------
                                             1995    1994    1993
                                            ------  ------  ------
  Investment income:
  Fixed maturities held to maturity       $   237  $  531   $1,395
  Fixed maturities available for sale         433     538    2,719
  Equity securities                            55      46      392
  Short-term investments                      778     786    2,832
  Collateral loans                          1,514   1,258       -
  Mortgage loans on real estate                15      19       76
  Other                                       119     166      238
                                            -----   -----    -----
    Total investment income                 3,151   3,344    7,652
  Less:  Investment expenses                   50      31      487
                                           -----    -----    -----
         Net investment income            $ 3,101  $3,313   $7,165
                                            =====   =====    =====

     Realized gains (losses) on investments of the Company were as follows:
         ($ in thousands)                   Year Ended December 31,
                                            ----------------------
                                             1995    1994     1993
                                            -----   -----    -----
  Net realized gains (losses):
   Fixed maturities held to maturity       $  203   $  -    $   14
   Fixed maturities available for sale       (249)    (95)   2,308
   Equity in common stock of investee          -       -    (5,587)
   Equity securities                           -     (503)   1,337
   Short-term investments                      (1)     -       (43)
   Collateral loans                          (683)     -        -
   Other invested assets                      (13)     -    (3,500)
                                            ------   -----   -----
    Total net realized gains (losses)
      on investments                       $ (743)  $(598) $(5,471)
                                             =====   =====   =====

     Proceeds from the sale of fixed maturities held to maturity with an amortized cost of $2,976,000 were $3,179,000 in 1995. Gross gains were $203,000. There were no losses. These securities were sold to meet cash requirements. Based upon the circumstances leading to the sale of held to maturity securities in 1995, all remaining investments which were classified as held to maturity were transferred to available for sale. The amortized cost of the investments were $795,000 with unrealized gains of $14,000 at the date transferred. There were no sales of securities held to maturity in prior years.

     Proceeds from sales of fixed maturities available for sale during 1995, 1994 and 1993 were $5,090,000, $7,760,000 and
$324,514,000, respectively.  Gross gains of $37,000, $0 and
$2,424,000, for 1995, 1994 and 1993, respectively, were realized on
those proceeds.   Gross losses of $286,000, $95,000 and $116,000
for 1995, 1994 and 1993, respectively were realized.

     The amortized cost and estimated fair values of the Company's investments as of December 31, 1995 are as follows:

        ($ in thousands)               ------- Gross ------   Esti-
                                        Amort-  Unrealized    mated
                                         ized   ----------     Fair
                                        Cost  Gains  Losses  Value
                                       ------ ------ ------  ------
Available for sale:
  Fixed maturities
  US Treasury securities and
    obligations of US government
    corporations and agencies          $ 2,336 $  22  $  -  $ 2,358
  Obligations of states and
    political subdivisions                 590    13     -      603
  Mortgage-backed securities               949    11     -      960
                                         ------ ------ ----- ------
   Total fixed maturities
      available for sale                 3,875    46     -    3,921
  Equity securities                        997     -     56     941
  Short term investments                11,898     -     -   11,898
  All other                                175     -     -      175
                                        ------   ----  ----  ------
   Total investments available
      for sale                         $16,945  $  46 $  56 $16,935
                                        ======   ====  ====  ======

     The amortized cost and estimated fair values of the Company's investments as of December 31, 1994 are as follows:

        ($ in thousands)               ------- Gross ------   Esti-
                                        Amort- Unrealized     mated
                                        ized  ------------    Fair
                                        Cost  Gains  Losses   Value
                                       ------ ------ ------  ------
Fixed maturities held to maturity:
  US Treasury securities and
    obligations of US government
    corporations and agencies          $5,931  $   1  $  20  $5,912
  Obligations of states and
    political subdivisions              1,767     28     24   1,772
                                        -----  -----  -----   -----
      Total fixed maturities held
        to maturity                    $7,698 $   29 $   44  $7,684
                                        =====  =====  =====   =====
Available for sale:
  Fixed maturities
  US Treasury securities and
    obligations of US government
    corporations and agencies          $   20  $   -  $   -  $   20
  Obligations of states and
    political subdivisions                355      6      -     361
  Corporate securities                    994      -      3     991
  Mortgage-backed securities            4,859      -    447   4,412
                                       ------  -----  -----  ------
    Total fixed maturities
      available for sale                6,228      6    450   5,784
  Equity securities                     1,100      -    183     917
  Short term investments               11,523      -     -   11,523
  All other                             2,072      -     -    2,072
                                       ------  -----  -----  ------
    Total investments available
      for sale                        $20,923  $   6  $ 633 $20,296
                                       ======   ====   ====  ======

     The amortized cost and estimated market value of fixed maturities at December 31, 1995 and 1994 , by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately as such securities produce a principal return on a monthly basis. Fixed maturities held to maturity are carried at amortized cost, while fixed maturities available for sale are carried at fair value.

                                              December 31, 1995
         ($ in thousands)                     Fixed maturities
                                              Available for sale
                                              ------------------
                                            Amortized    Estimated
                                               Cost      Fair value

                                             -------     --------
  Due in one year or less                     $ 2,286     $ 2,301
  Due after one year through five years           150         155
  Due after five years through ten years          385         396
  Due after ten years                             105         109
                                               ------      ------
     Subtotal                                   2,926       2,961
  Mortgage-backed securities                      949         960
                                                -----      ------
     Total                                     $3,875      $3,921
                                               ======      ======

                                       December 31, 1994
    ($ in thousands)         Fixed maturities  Fixed maturities
                           Held to maturity   Available for sale
                             ---------------- ------------------
                             Amort-     Esti-    Amort-    Esti-
                             ized       mated    ized      mated
                                         Fair               Fair
                             Cost       Value    Cost      Value
                            ------     ------    ------   ------
  Due in one year or less    $3,852     $3,840    $  250    $  253
  Due after one year
   through five years         1,002      1,031     1,014     1,011
  Due after five years
   through ten years          2,844      2,813        -         -
  Due after ten years            -          -        105       108
                              -----     ------     -----     -----
    Subtotal                  7,698      7,684     1,369     1,372
  Mortgage-backed securities     -          -      4,859     4,412
                              -----      -----     -----     -----
     Total                   $7,698     $7,684    $6,228    $5,784
                              =====      =====     =====     =====

     At December 31, 1995 and 1994, bonds and short-term investments with a carrying amount of $4,695,000 and $7,593,000, respectively, were on deposit with various regulatory authorities.

     The Company at December 31, 1993 wrote down its investment in common stock of investee by $5,587,000 to $216,000 due to the bankruptcy filing of one of the investee's principal subsidiaries and the reporting of a negative stockholders' equity.

     UCIC, at December 31, 1993, wrote down its investment of $5,000,000 in an unrelated finance company, First Commercial Credit Corporation (FCCC) by $3,500,000 to $1,500,000 due to the substantial reduction in the value of the collateral supporting the investment.

NOTE 4 - REINSURANCE

     Reinsurance is ceded under both pro rata and excess of loss arrangements. The Company utilizes reinsurance principally to reduce the net liability of its subsidiaries on individual risks and to protect against catastrophic losses.

     During 1993 UCIC had been a party to a quota share reinsurance treaty which covered all lines of business written by UCIC. For 1993, this reinsurance contract was considered a financing arrangement under SFAS No. 113. UCIC ceded $21,700,000 of premiums and $12,902,000 in losses and earned $8,380,000 in commissions in 1993. UCIC determined that the contract did not pass the risk transfer criteria of SFAS No. 113. Accordingly, the Company applied deposit accounting to this contract in 1993 and the premiums, losses and commissions are excluded from the Statement of Operations and were reflected as a net deposit on the balance sheet at December 31, 1993.

     In addition to the quota share agreements with unaffiliated reinsurers, UCIC had also entered into several quota share agreements with URIC. In order to spread the risk, URIC retroceded amounts to other reinsurers. All retrocession agreements were commuted prior to October 1, 1992.

     In addition to the quota share treaty with UCIC, URIC and UCIC also had a pooling agreement in effect during 1992 and 1993. The agreement was terminated effective January 1, 1994; however, each company is responsible for its share of all premium, losses and LAE incurred prior to that date. At December 31, 1995, URIC had a net liability to UCIC under these reinsurance agreements of approximately $6,187,000.

    Senate ceded a portion of its accident/health business to UCIC. Written premiums ceded to UCIC under this arrangement amounted to $1,462,000 in 1994. Benefits and other underwriting expenses ceded to UCIC totalled $1,299,000. As a result of the reinsurance arrangement, Senate's accounts reflect a net recoverable from UCIC of $53,000 at December 31, 1995. Senate reinsures a portion of its exposure on a quota share/excess of loss basis principally through Lloyd's of London.

     Premiums written, premiums earned and losses and loss adjustment expenses information by direct, assumed and ceded for the years ended December 31 is as follows:

      ($ in thousands)                     1995    1994     1993
                                         ------   ------  --------
   Premiums written:
     Direct business                     $5,374  $ 9,257  $122,139
     Reinsurance assumed                  1,281  (12,172)    9,027
     Reinsurance ceded                   (1,520)  (4,855)  (13,305)
                                          -----   ------   -------
       Premiums written                  $5,135  $ 7,770  $117,861
                                          =====   ======   =======
   Premiums Earned:
     Direct business                     $5,444  $ 9,515  $129,813
     Reinsurance assumed                  2,091      451    15,829
     Reinsurance ceded                   (2,002)  (4,745)  (24,627)
                                          -----    -----    ------
       Premiums earned                   $5,533  $ 5,221  $121,015
                                          =====    =====   =======
   Losses and LAE
     Direct business                     $4,292  $ 3,646  $149,285
     Reinsurance assumed                  3,510)   4,054    15,327
     Reinsurance ceded                   (2,400)  (3,681)  (16,175)
                                          -----    -----    ------
         Losses and LAE                  $5,402  $ 4,019  $148,437
                                          =====    =====   =======

      Contingent liabilities exist with respect to reinsurance ceded, which would become liabilities of the Company in the event the assuming reinsurers were unable to meet their obligations under reinsurance agreements. The Company evaluates the financial condition of its reinsurers to minimize its exposure to losses and an allowance for uncollectible reinsurance is provided when collection is in doubt.

NOTE 5 - EMPLOYEE BENEFIT PLAN

     URIC, Global and Senate are participating employers in a 401(k) Profit Sharing Plan (401(k) Plan) adopted by Lawrence Group on January 1, 1986. The 401(k) Plan covers all employees of URIC, Global and Senate who have completed one year of service and have attained age twenty and one-half. Each year, URIC, Global and Senate contribute to the 401(k) Plan such amounts as the Boards of Directors, in their discretion, may determine. Each eligible employee is vested immediately at 100%. The cost associated with the plan was approximately $18,000 in 1995 and $23,000 in 1994 and $66,000 in 1993.

NOTE 6 - INCOME TAXES

     The Company's current taxable income is included in the consolidated Federal tax return of Lawrence Group. The consolidated tax or benefit is allocated proportionately between the subsidiaries of Lawrence Group pursuant to a tax allocation agreement (Tax Agreement) based on the contribution of each company in the consolidated Federal tax return as if each company calculated its tax on a separate return basis. The Tax Agreement provides that if the Company's tax liability as calculated on a separate return basis exceeds the Company's portion of the consolidated tax liability, the Company is to pay the excess of the separate return liability over its allocated portion of the consolidated tax liability to Lawrence Group. If the Company should have a claim for refund of Federal income taxes, Lawrence Group will pay to the Company an amount equal to the refund that would have been received from the Internal Revenue Service if a separate return would have been filed. In 1994, approximately $2,900,000 of income tax recoveries was paid by Lawrence Group to the Company.

     At December 31, 1995, the Company had income taxes payable of $113,000 which represented federal income taxes due to Lawrence
Group pursuant to the tax sharing agreement and income taxes recoverable of $69,000 from various states.

     Income tax benefit of $282,000 for the year ended December 31, 1995 represent a federal income tax benefit partially offset by state income tax expense. The expense for the year ended December 31, 1994, was attributable to various state income taxes. Income tax expense of $962,000 for the year ended December 31, 1993 was attributable primarily to the establishment of a valuation allowance for deferred tax assets as discussed below.

     Income tax expense (benefit) attributable to income from operations consists of:

         ($ in thousands)                   1995    1994    1993
                                           ------  ------  ------
      Current U.S. Federal                $ (307)  $   -   $(6,124)
      Current State                           25      168      519
                                            -----   -----    -----
          Total current                     (282)     168   (5,605)
                                            -----   -----    -----
      Deferred U.S. Federal                   -        -     6,989
      Deferred State                          -        -      (422)
                                            -----   -----    -----
          Total deferred                      -        -     6,567
                                            -----   -----    -----
            Total income taxes (benefit)  $  (282) $  168   $  962
                                            =====   =====    =====

     Income tax expense (benefit) attributable to pretax operating income (excluding equity in loss of non-consolidated subsidiary) differed from the expected amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:
                                           Year Ended December 31,
                                           -----------------------
     ($ in thousands)                       1995    1994    1993
                                           ------  -----  --------
    Computed expected Federal tax
      expense (benefit)                    $ (389) $ 131  $(25,888)
    State income taxes, net of Federal
      income tax benefit                       17    109       (89)
    Change in valuation allowance             702    105    27,928
    Amortization of negative goodwill        (372)  (372)     (372)
    Tax exempt investment income              (17)   (44)     (276)
    Dividends received deduction               -      -        (68)
    Amortization of bonds                      -     (11)     (187)
    Other,net                                (223)   250       (86)
                                            -----   ----    ------
      Total income tax expense (benefit)   $ (282) $ 168  $   (962)
                                            =====   ====     =====

     The tax effects of the Company's temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 (excluding those assoc-iated with its non-consolidated subsidiary) are presented below:
        ($ in thousands)                          1995       1994
                                                 ------     ------
     Deferred tax assets:
       Reserves for losses, due to discounting
         for Federal tax purposes                $ 1,563  $  2,472
       Tax loss carryforwards                      5,394     3,710
       Valuation allowances on investments           924     1,096
       Other                                          87        62
                                                   -----    ------
          Total gross deferred tax assets          7,968     7,340
                                                   -----     -----
     Deferred tax liabilities:
       Deferred policy acquisition costs,
         principally due to deferral for
         financial reporting purposes                (27)     (101)
       Equity in undistributed earnings
         (losses) of investee                       (137)     (137)
                                                    -----     -----
          Total gross deferred tax liabilities      (164)     (238)
                                                   ------    ------
     Net deferred tax asset before
         valuation allowance                        7,804    7,102
     Less valuation allowance                      (7,804)  (7,102)
                                                    -----    -----
     Net deferred tax asset                        $  -     $   -
                                                    =====    =====

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company's valuation allowance for deferred tax assets was $7,102,000 at December 31, 1994. The valuation allowance increased $702,000 from December 31, 1994 to a balance of $7,804,000 at December 31, 1995. The Company's conclusion is that more likely than not, it will not realize the benefit of all of its deductible temporary differences and net operating loss carryovers and as a result has maintained a full valuation allowance against its net deferred tax assets.

     The Company has approximately $63 million in net operating loss carryforwards at December 31, 1995, of which approximately $46 million attributable to the non-consolidated subsidiary, UCIC, may be limited in their availability to offset future taxable income of the Company. The net operating loss carryforwards begin to expire in 2008.

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company paid $0, $0, and $3,548,000 in dividends to Lawrence Group in 1995, 1994 and 1993, respectively.

     The Company and its subsidiaries supplemented the activities that were performed in-house by obtaining various services from AWL, a subsidiary of Lawrence Agency Corp. (LAC), which is a subsidiary of Lawrence Group, pursuant to agreements between the Company's subsidiaries and AWL. Under the terms of the Agency Agreement, AWL and its affiliates receive commissions when they are the agent for the transaction. UCIC received a substantial portion of its written premiums through AWL.

     In 1993 UCIC incurred $21,903,000 in commissions. AWL paid a substantial portion of these commissions to external brokers and subagents.

     Under a management consultant agreement with AWL in effect since 1982, UCIC received technical, accounting and management assistance in various administrative areas. These costs were $915,000 in 1993.

     UCIC subleased various office space from LAC. Rent expense totaled $493,000 for 1993.

     In September 1992, Global entered into a sublease agreement with LAC to rent space located in Atlanta, Georgia. The sublease is for a term ending on September 1, 1995. Annual rent expense is $7,000 under this sublease.

     The Company's subsidiaries held various notes receivable from other Lawrence Group affiliates at December 31, 1994. The notes are included in Other Invested Assets on the accompanying Consolidated Balance Sheets and amounted to $269,000 at December 31, 1994, All notes were repaid in 1995. Interest rates charged on these notes are Prime plus 1%. Interest income earned with respect to these loans totalled $11,000, $40,000 and $106,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company and its subsidiaries hold mortgage loans from employees of Lawrence Group as well as officers and directors of the Company and its subsidiaries. These loans totalled $34,000 and $186,000 December 31, 1995 and 1994, respectively. Interest rates on the mortgages include variable and fixed rates, with the fixed rates ranging from 7% to 8.5% and variable rates ranging from one-year Treasury Bill rate plus 3% to Prime plus 1%.

     Senate ceded a portion of its accident/health business to UCIC. Written premiums ceded to UCIC under this arrangement amounted to $1,462,000 in 1994. Benefits and other underwriting expenses ceded to UCIC totalled $1,299,000. As a result of the reinsurance arrangement, Senate's accounts reflect a net recoverable from UCIC of $53,000 at December 31, 1995.

     Senate obtains a significant portion of its business from LAC to which it pays commissions. These commission expenses totalled $605,000, $963,000 and $942,000 in 1995, 1994 and 1993,
respectively. LAC pays a portion of these to external brokers and subagents. Senate pays AWL for management services associated with Senate business. These payments were $264,000, $60,000 and $60,000 for 1995, 1994 and 1993, respectively.

     URIC loaned $14,000,000 Alpha Trust which in turn invested in notes issued by Lawrence Group, which owns approximately 93% of the Company during 1994.

     In addition to the quota share treaty with UCIC, URIC and UCIC also had a pooling agreement in effect during 1992 and 1993. The agreement was terminated effective January 1, 1994; however, each company is responsible for its share of all premium, losses and LAE incurred prior to that date. At December 31, 1995, URIC had a net liability to UCIC under these reinsurance agreements of approximately $6,187,000.

     At December 31, 1995, URIC carried a note payable due to LGI of $300,000. Interest is at 8%. LIG had received an advance of $185,000 from LGI the balance of which was outstanding at the end of 1995.

   At December 31, 1995 the Company had income taxes payable to Lawrence Group of $113,000. See Note 6.

NOTE 8 - STATE EXAMINATIONS, DIVIDEND RESTRICTIONS, INSURANCE
           DEPARTMENT REGULATIONS AND RELATED LEGAL PROCEEDINGS

     The NAIC, which is not itself a regulatory authority but makes recommendations to and takes other actions affecting state regulatory authorities, adopted a Risk-Based Capital (RBC) standard in the fourth quarter of 1993 for use by state insurance regulators. RBC is intended to be a "tool" for regulators to assess the capital adequacy of property and casualty insurers and to take action when capital under the standard is judged to be inadequate. This standard has four action levels based upon the relationship of actual capital to RBC. The mildest action occurs at a level of 2.5:1. Based upon the RBC standards developed by the NAIC, all consolidated subsidiaries capital except URIC exceeded the authorized control level RBC by a substantial margin. URIC's ratio was 2.0:1. At this level, the TDI could require that URIC submit a business plan, however, they are currently under more stringent requirements than those imposed by the RBC standards.

     Texas Insurance Law provides that the maximum amount of dividends that URIC may make without prior regulatory approval is the greater of adjusted net investment income or 10% of statutory surplus as of the preceding year-end subject to minimum earned surplus requirements. At December 31, 1995, URIC did not meet the earned surplus requirements for dividend purposes and, therefore, cannot pay dividends to LIG and UCIC in 1996. The Company's principal source of cash flow had been dividends from UCIC and URIC.

     Georgia Insurance Law provides that Global may pay dividends only out of its earned surplus up to the lesser of net income, excluding realized capital gains, but including realized capital losses, or 10% of statutory surplus as of the preceding year-end without regulatory approval. Global may pay dividends to URIC only. Global does not meet the requirement for the payment of dividends in 1996.

     Arizona Insurance Law provides that Senate and SNLIC may pay dividends only out of their earned surplus up to the lesser of net gain from operations or 10% of statutory surplus as of the preceding year-end without regulatory approval. Senate may pay dividends to URIC only. SNLIC may pay dividends to Senate only. The maximum amount of dividends payable in 1996 by Senate without prior regulatory approval is $214,000. The maximum dividend payable by SNLIC in 1996 is $14,000.

     The NYID completed an examination of UCIC for the years 1989 through 1993 in 1994 and found UCIC to be insolvent, its capital impaired and a shortfall of $37,624,941 in its required surplus to policyholders at December 31, 1993. As a result of that examination UCIC was placed in rehabilitation on July 7, 1994 and following continued discussions and negotiations between the Company and the NYID, UCIC with the consent of the Company was placed into liquidation by court order on November 10, 1995. As part of the order, the Company, its directors, officers and employees were relieved of any liability for the deficit of UCIC except for obligations incurred in the ordinary course of business or due to fraudulent acts. URIC was also given the right of first refusal to purchase the shares of its stock owned by UCIC.

     The Texas Department of Insurance (TDI) conducted its regular examination of URIC as of March 31, 1993. TDI issued their audit report on May 25, 1994. On June 22, 1994, the TDI issued a confidential order creating a state of supervision and appointing a supervisor of the operations of URIC. The order was based upon disagreements with valuations of several assets, chief among them Alpha Trust, in financial statements filed by URIC with the TDI and upon net operating losses reported during the first quarter of 1994. On August 25, 1995 URIC was released from this order conditioned upon it achieving certain minimum policyholders' surplus and other goals. If URIC did not achieve these goals the TDI could place URIC into conservatorship. Under conservatorship the TDI would assume all control and decision making authority during the period of conservatorship. As of December 31, 1995, URIC had not achieved all of these goals.

     Global, Senate and SNLIC underwent their regular examinations as of December 31, 1993, by the respective insurance departments.
The reports showed no material findings.

     In January, 1994, UCIC and URIC loaned $13,000,000 and $14,000,000, respectively, to Alpha Trust, the trustee of which is The Bank of New York. These loans consisted of term notes with differing maturities and repayment schedules with the initial principal repayment commencing April 1, 1996 and ending on January 1, 2001. Interest is at the prime rate plus 2%. Interest is payable quarterly beginning April 1, 1994. The Alpha Trust loaned $27,000,000 to Lawrence Group, which owns approximately 93% of the Company. The only assets of the Alpha Trust are these collateral loans to Lawrence Group. The NYID and TDI have taken the position that the loans from UCIC and URIC, respectively, did not qualify as admitted assets. For Statutory reporting purposes the investment in Alpha Trust was treated as a non-admitted asset at December 31, 1995.

     UCIC and URIC had a pooling agreement in effect during 1992 and 1993. Under the terms of the agreement, the premiums and losses incurred during 1992 and 1993 were to be combined between the carriers and then split: 65% going to UCIC and 35% to URIC. The contract was incorrectly administered for the 1992 and 1993 statutory statements. The correction had the effect of decreasing

UCIC's statutory policyholder's surplus by $8,300,000 and increasing URIC's by the same amount from the 1993 statutory statements filed June 7, 1994. The NYID and TDI have agreed that the agreement covered only the years 1992 and 1993. The agreement was terminated effective January 1, 1994; however, each company is responsible for its share of all premium, losses and LAE incurred prior to that date.

     Net income (loss) and policyholders' surplus of UCIC, URIC, Global, Senate and SNLIC as filed with insurance regulatory authorities, are as follows:

                         STATUTORY NET INCOME (LOSS)
     ($ in thousands)     (Unaudited)      Year ended December 31,
                                           ------------------------
                                           1995      1994     1993
                                          ------    ------  ------
    United Community Insurance Company   $  N/A    $  N/A  $(3,592)
    United Republic Insurance Company        631        75  (2,003)
    Global Insurance Company                (290)   (1,488)   (726)
    Senate Insurance Company                 134       731     922
    Senate National Life Insurance Company    10       (11)     15

                       POLICYHOLDERS' SURPLUS
       ($ in thousands)    (Unaudited)          December 31
                                            --------------------
                                             1995         1994
                                            ------       ------
     United Community Insurance Company   $   N/A      $    N/A
     United Republic Insurance Company      6,611(2)     17,063(1)
     Global Insurance Company               3,429         3,211
     Senate Insurance Company               4,705         4,745
     Senate National Life Insurance Company   654           644

     (1) Includes $14,000,000 receivable from Alpha Trust as an admitted asset. The TDI has taken the position that this loan did not quality as an admitted asset. For 1995 it was reflected as a non-admitted asset.
     (2)  Does not include $4,000,000 in loss and LAE expense. See
          Note 1
    Statutory accounting differs from GAAP primarily as follows:
     (1) the costs related to acquiring business are charged to income in the year incurred and thus are not amortized over the periods benefitted, whereas the related premiums are taken into income on a pro rata basis over the periods covered by the policies; (2) adjustments reflecting the equity in earnings of affiliated companies are carried to the surplus account as net unrealized capital gains or losses rather than income; (3) adjustments reflecting the revaluation of stocks and bonds are carried to the surplus account as unrealized investment gains or losses, without provision for federal income taxes, or income tax reductions; (4) assets must be included in the statutory statements of admitted assets, liabilities, and surplus at "admitted asset value" and "non-admitted assets" are excluded through a charge against surplus; (5) deferred federal income taxes are not provided for temporary differences between book and tax income; (6) certain income and expense items are charged or credited to surplus; (7) majority owned subsidiaries are not consolidated; (8) no provision is made for the effect of Financial Accounting Standards Board Statement No. 115, whereby equity securities that have readily determinable fair values and all investments in debt securities are classified into three categories: held to maturity; trading; and available for sale; and would be reported in the financial statements at amortized cost; fair value, with unrealized gains and losses included in earnings; fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of surplus, respectively; and
(9) insurance liabilities (reserves for policy and contract claims and loss and LAE and unearned premium) are presented net of reinsurance ceded.

NOTE 9 - CONTINGENCIES AND COMMITMENTS

     The Company leases office space and equipment under the terms of various operating leases. The future minimum lease payments with initial or remaining noncancelable lease terms in excess of one year at December 31, 1995 are as follows:

                                   Year Ending
        ($ in thousands)           December 31,      Amount
                                   ------------      ------
                                      1996            $ 19
                                  Thereafter            -
                                                       ----
              Total minimum lease payments            $ 19
                                                       ====

     Rent expense under all operating leases for office space was approximately $62,000, 56,000 and $684,000 for 1995, 1994 and 1993.

     The Company is a defendant in other legal proceedings which Management believes will not have a material impact on the Company's financial statements. Management is defending these cases.

     The Company had outstanding letters of credit in favor of insureds of approximately $1,300,000 and $2,151,000 at December 31, 1995 and 1994, respectively. These letters of credit were collateralized by investments of approximately $2,150,000 and $2,701,000 at December 31, 1995 and 1994, respectively.

NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The quarterly unaudited financial information for the periods since LIG resumed trading on the AMEX are as follows:

    (Amounts in thousands except             Quarter ended
       per share data)                   ------------------------
                                         December 31  September 30,
                                            1995          1995
                                          --------      --------
Revenues:
  Net premiums earned                       $2,652       $1,342
  Net investment income                        718          807
  Realized (losses) on investments            (175)        (568)
                                            ------       ------
    Total revenues                           3,195        1,581
Operating expenses                           4,900        1,398
                                             -----        -----
Operating income                            (1,705)         183
Equity in loss of non-consolidated
  subsidiary                                    83          (83)
                                             -----        -----
Income (loss) before income taxes,
  minority interest and
  extraordinary gain                        (1,622)         100
Income tax expense (benefit)                    98         (364)
                                              -----       -----
Net income (loss) before minority
  interest and extraordinary gain            (1,720)        464
Minority interest                               219          -
                                             ------       -----
Net Income before extraordinary gain         (1,501)        464
Extraordinary gain                           38,387          -
                                             -------      -----
Net income (loss)                           $36,886      $  464
                                             ======       =====
Per share data:
Income (loss) before extraordinary
   gain                                     $  (.11)     $  .03
Extraordinary gain                             2.72          -
                                              -----        ----
Net income (loss)                           $  2.61      $  .03
                                               ====         ===
Average shares outstanding                   14,121      14,121

     Operating results for the quarter ended December 31, 1995 should not be considered indicative of future results as the quarter included the favorable impact of the commutation of several reinsurance treaties.

           LAWRENCE INSURANCE GROUP, INC.
       INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                             Page

I   -  Summary of Investments Other than Investments
         in Related Parties at December 31, 1995              S-2

II  -  Condensed Financial Information of Registrant
         at December 31, 1995 and 1994 and for the Years
         Ended December 31, 1995, 1994 and 1993               S-3

III -  Supplementary Insurance Information for the
         Years Ended December 31, 1995, 1994 and 1993         S-6

IV  -  Reinsurance for the Years Ended December 31,
         1995, 1994 and 1993                                  S-10

V   -  Valuation and Qualifying Accounts for the
         Years Ended December 31, 1995, 1994 and 1993         S-11


VI  -  Supplementary Information Concerning Property
         and Casualty Insurance Operations for the
         Years Ended December 31, 1995, 1994 and 1993         S-12











April 14, 1996

                                                 Schedule I

            LAWRENCE INSURANCE GROUP, INC.
              SUMMARY OF INVESTMENTS
                DECEMBER 31, 1995


           ($ in thousands)
                                                        Amount at
                                                       Which Shown
                                            Estimated    on the
                                               Fair      balance
                                     Cost     Value      sheet
                                    ------  --------   ----------
Fixed maturities available for sale:
   United States government and
     government agencies and
       political subdivisions         2,336     2,358     2,358
   States, municipalities and
     political subdivisions             590       603       603
   Mortgage backed securities           949       960       960
                                     ------    ------    ------
      Total fixed maturities
        available for sale            3,875     3,921     3,921
                                     ------    ------    ------
Common Stock                            997       941       941
Short-term investments               11,898    11,898    11,898
Mortgage loans on real estate           171       171       171
Other                                     4         4         4
                                     ------    ------    ------
   Total investments                $16,945   $16,935   $16,935
                                     ======    ======    ======

                                                       Schedule II

             LAWRENCE INSURANCE GROUP, INC.
       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 BALANCE SHEETS


            ($ in thousands)                         December 31,
                                                    --------------
                                                     1995    1994
                                                    ------  ------
ASSETS

  Investment in subsidiaries                        $  649  $  905
  Other invested assets, at fair value                   4      24
  Cash                                                   2       3
  Other assets                                          68     260
                                                     -----   -----
      Total assets                                  $  723  $1,192
                                                     =====   =====

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
    Liabilities:
    Accrued expenses and other liabilities          $  578  $  565
    Deficit of non-consolidated subsidiary              -   56,879
                                                      ----- ------
      Total liabilities                                578  57,444
                                                       ---  ------
  Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000
      shares authorized; no shares outstanding          -       -
    Common stock, $.01 par value; 20,000,000
      shares authorized; 14,121,482 shares
        issued and outstanding                         141     141
    Additional paid-in capital                      39,739  39,739
    Net unrealized gains (losses) on
      investments (Net of deferred income
        taxes of $0 in 1995 and 1994)                   (8) (2,664)
   Receivable from Alpha Trust                     (11,004)(27,000)
   Accumulated deficit                             (28,723)(66,468)
                                                   ------  ------
       Total stockholders' equity
          (deficiency)                                 145 (56,252)
                                                     -----  ------
       Total liabilities and stockholders'
         equity (deficiency)                       $   723 $ 1,192
                                                    ======  ======

                                                       Schedule II
                                                        Continued

         LAWRENCE INSURANCE GROUP, INC.
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          STATEMENTS OF OPERATIONS


        ($ in thousands)                   Year Ended December 31,
                                          ------------------------
                                           1995     1994     1993
                                          ------   ------   ------
Net investment income                  $     1  $    (7)   $     8
Equity in net income (loss) of
  subsidiaries                            (424)  (6,625)   (76,854)
Other operating expenses                  (232)    (688)      (279)
Income tax benefit                          13      229         21
Extraordinary gain                      38,387       -          -
                                          ------  -------   ------
     Net income (loss)                 $37,745  $(7,091)  $(77,104)
                                        ======    =====     ======

                                                       Schedule II
                                                        Continued
             LAWRENCE INSURANCE GROUP, INC.
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENTS OF CASH FLOWS

        ($ in thousands)                  Year Ended December 31,
                                         -----------------------
                                          1995     1994    1993
                                         ------   ------  ------
Operating activities:
  Net income (loss)                     $37,745 $ (7,091) $(77,104)
 Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
  Equity in net (income) loss of
    subsidiaries                            424     6,625   76,854
  Extraordinary gain                    (38,387)       -        -
  Other assets                              191      (153)    (194)
  Accrued expenses and liabilities
    and all other                             6       444       97
                                         ------     -----   ------
     Net cash used by operating
        activities                          (21)     (175)    (347)
                                         ------     ------  ------
Investing activities:
  (Increase) decrease in short-term
    investments                              -         -       325
   Repayment of long-term investments:
    Mortgage loans on real estate            -         22       -
    Other invested assets                    20        21       20
   Dividends from subsidiaries               -         -     3,915
                                         ------    ------   ------
     Net cash provided by investing
        activities                           20        43    4,260
                                         ------    ------   ------
 Financing activities:
  Dividends paid                             -         -   $(3,813)
                                           ----     ----    -----
Increase (decrease) in cash                  (1)     (132)     100
Cash-beginning of year                        3       135       35
                                           ----      ----     ----
Cash-end of year                         $    2     $   3    $ 135
                                           ====      ====     ====
Supplemental disclosure of
  cash flow information:
Cash paid (received) during
  year for income taxes                  $ (13)     $  70    $  67

                     LAWRENCE INSURANCE GROUP INC.
               SUPPLEMENTARY INSURANCE INFORMATION
                     YEAR ENDED DECEMBER 31, 1995
           ($ in thousands)                          Schedule III

    Column A          Column B         Column C         Column D
- ---------------       -----------      ------------    ----------
       1995                             Future
                                        Policy
                      Deferred          Benefits,
                      Policy            Losses,
                      Acquisition       Claims &          Unearned
 Segment              Costs             Loss expense      Premium
- ---------------      -----------       -----------      ----------
Property/casualty     $     7            $    849          $    33
Reinsurance assumed         3              27,860               12
Accident & Health          58               2,265              459
                      ---------          ---------        --------
  Total(3)            $    68            $ 30,974          $   504
                      =========          =========        ========
    Column E          Column F         Column G         Column H
- ---------------       -----------      ------------    ----------
                                                        Benefits,
                                                        Claims,
Other policy                            Net             Losses and
Claims and            Premium           Investment      Settlement
Benefits payable      Revenue           Income(1)       Expenses(2)
- --------------        -----------       -----------      ----------
 $     -              $    222           $    278        $    311
       -                 1,490              2,463           3,108
       -                 3,821                360           1,983
  ----------          ---------          ---------        --------
       -              $  5,533           $  3,101        $  5,402
  =========           =========          =========        ========
    Column I          Column J         Column K
- ---------------       -----------      ------------
 Amortization
 of deferred
 Policy               Other
 Acquisition          Operating         Premiums
 Costs                Expenses(1)        Written
 --------------       -----------       --------
$      51             $    285           $    137
      926                  413              1,063
      886                1,062              3,935
- -----------           ---------          ---------
$   1,863                1,760              5,135
==========            =========          =========

                    LAWRENCE INSURANCE GROUP INC.
               SUPPLEMENTARY INSURANCE INFORMATION
                     YEAR ENDED DECEMBER 31, 1995

           ($ in thousands)                   Schedule III (cont)

    Column A          Column B         Column C         Column D
- ---------------       -----------      ------------    ----------
       1994                             Future
                                        Policy
                      Deferred          Benefits,
                      Policy            Losses,
                      Acquisition       Claims &          Unearned
 Segment              Costs             Loss expense      Premium
- ---------------      -----------       -----------      ----------
Property/casualty     $     24           $   2,369       $    119
Reinsurance assumed        231              43,191            822
Accident & Health           34               1,605            443
                      ---------          ---------        --------
  Total(3)            $    289           $  47,165        $ 1,384
                       =========          =========        ========
    Column E          Column F         Column G         Column H
- ---------------       -----------      ------------    ----------
                                                        Benefits,
                                                        Claims,
Other policy                            Net             Losses and
Claims and            Premium           Investment      Settlement
Benefits payable      Revenue           Income(1)       Expenses(2)
- --------------        -----------       -----------      ----------
$      -              $   641           $    378         $   839
       -                 (973)             2,678           1,076
       -                5,553                257           2,104
 -----------          ---------          ---------        --------
$      -              $ 5,221            $ 3,313          $4,109
 =========             =========          =========        ========
    Column I          Column J         Column K
- ---------------       -----------      ------------
 Amortization
 of deferred
 Policy                Other
 Acquisition           Operating          Premiums
 Costs                 Expenses(1)        Written
 --------------       -----------       -----------
$     (27)            $     297         $     273
      565                    60           (13,802)
    1,530                 1,003             5,759
- -----------           ---------          ---------
$   2,068             $   1,360          $ (7,770)
==========            =========          =========

                     LAWRENCE INSURANCE GROUP INC.
               SUPPLEMENTARY INSURANCE INFORMATION
                     YEAR ENDED DECEMBER 31, 1995

           ($ in thousands)                   Schedule III (cont)
    Column A          Column B         Column C         Column D
- ---------------       -----------      ------------    ----------
       1993                             Future
                                        Policy
                      Deferred          Benefits,
                      Policy            Losses,
                      Acquisition       Claims &          Unearned
 Segment              Costs             Loss expense      Premium
- ---------------      -----------       -----------      ----------
Property/casualty    $ 10,709           $129,449        $  49,590
Reinsurance assumed     1,120             68,470            3,956
Accident & Health          66              2,926              675
                      ---------          ---------        --------
  Total              $ 11,895           $200,845        $  54,222
                       =======           ========          ======
    Column E          Column F         Column G         Column H
- ---------------       -----------      ------------    ----------
                                                        Benefits,
                                                        Claims,
Other policy                            Net             Losses and
Claims and            Premium           Investment      Settlement
Benefits payable      Revenue           Income(1)       Expenses(2)
- --------------        -----------       -----------      ---------
$       -             $ 96,875           $  4,675        $107,491
        -               13,862              2,316          35,726
        -               10,278                174           5,220
 ------------          ---------          ---------       --------
$       -             $121,015            $ 7,165        $148,437
  =========            =======             =======        =======
    Column I          Column J         Column K
- ---------------       -----------      ------------
 Amortization
 of deferred
 Policy               Other
 Acquisition          Operating         Premiums
 Costs                Expenses(1)        Written
 --------------       -----------       -----------
$ 27,604              $ 13,071           $100,541
   5,910                   920              7,093
   1,864                   559             10,227
- -----------           ---------          ---------
  35,378                14,550           $117,861
==========            =========          =========

                     LAWRENCE INSURANCE GROUP INC.
               SUPPLEMENTARY INSURANCE INFORMATION
                     YEAR ENDED DECEMBER 31, 1995

           ($ in thousands)                   Schedule III (cont)



(1) The allocation among segments is based upon the actual income or expense of each underlying subsidiary of the parent. Each subsidiary generally represents only one segment.
(2) Excludes amounts related to involuntary pools of $0, $0 and $897 for 1995, 1994 and 1993, respectively.
(3) Excludes UCIC

                                                   Schedule IV

              LAWRENCE INSURANCE GROUP, INC.
                      REINSURANCE

    ($ in thousands)


                                      Ceded  Assumed
                                Gross   To     From    Net  Assumed
                               Amount Others  Others  Amount To Net
                               ------ ------  ------  ------ ------

For year ended
  December 31, 1995
  Premiums earned:
    Property/casualty       $  222  $   -    $   -    $  222     -%
    Accident/health          5,222   1,401       -     3,821     -%
    Reinsurance assumed         -      601    2,091    1,490 140.3%
                             -----   -----    -----    -----
   Total                    $5,444  $2,002   $2,091   $5,533
                             =====   =====    =====    =====
For year ended
  December 31, 1994
  Premiums earned:
    Property/casualty       $  658  $   17    $  -    $  641     -%
    Accident/health          8,857   3,303       -     5,554     -%
    Reinsurance assumed         -    1,425      451     (974)    -%
                            -----   -----     -----   -----
   Total                    $9,515  $4,745    $ 451   $5,221
                             =====   =====      ===    =====
For year ended
  December 31, 1993 (1)
  Premiums earned:
    Property/casualty     $118,266 $22,741  $ 1,349  $ 96,874  1.4%
    Accident/health         11,547   1,268       -     10,279   -
    Reinsurance assumed         -      618   14,480    13,862 104.4
                           -------  ------   ------    ------
   Total                  $129,813 $24,627  $15,829  $121,015
                           =======  ======   ======   =======

      (1) Includes UCIC.

          LAWRENCE INSURANCE GROUP, INC.             Schedule V
               VALUATION ACCOUNTS

($ in thousands)               Additions
                             -------------
                               Charged to
                    Balance  --------------                Balance
                     Jan 1,  Cost &     Other    Deduct-    Dec 31,
                   of year expenses  Accounts    ions      of year
                     ------  ------    ------    ------     ------

December 31, 1995
Equity securities   $  502  $   -      $  -    $  (502)    $   -
Deferred Income
  Taxes -            7,102               702        -        7,804
Reinsurance
  Recoverable           -      148        -         -          148
                     -----    ----      ----      -----      -----

     Total (1)     $ 7,604  $  148    $  702   $  (502)    $  7,952
                     =====   =====      =====    ======      ======

December 31, 1994
Equity in common
 stock of investee $ 2,651 $    -     $   -    $ (2,651)   $    -
Equity securities       -      502        -          -         502
Deferred Income
  Taxes -            6,997      -        105         -       7,102
                    ------    ----      ----     ------      -----
     Total (1)    $  9,648  $  502    $  105   $ (2,651)   $ 7,604
                     =====    ====      ====      =====      =====

December 31, 1993
Equity in Common
 stock of investee $  -    $ 5,587    $   -    $     -     $ 5,587
Other invested
  assets (Other)      -      3,500        -          -       3,500
Allowance for
  doubtful
  accounts           180       119        -          119       180
 Deferred Income
  Taxes               -        -      27,928          -     27,928
                    ----     -----    ------        ----    ------
    Total         $  180  $ 9,206    $27,928   $     119  $ 37,195
                    ====    =====     ======        ====    ======

(1) Excludes UCIC.

              LAWRENCE INSURANCE GROUP INC.
 SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY
                INSURANCE OPERATIONS
                DECEMBER 31, 1995
    ($ in thousands)                         SCHEDULE VI
    Column A          Column B         Column C         Column D
- ---------------       -----------      ------------    ----------
       1995                          Future policy
                      Deferred          Benefits
                       Policy         Losses,claims      Discount
                      Acquisition       and loss        Deducted in
 Company                Costs           Expenses         Column C
- ---------------      -----------       -----------      ----------
United Republic
 Insurance Company     $      3          $  27,860        $     -
Global Insurance
 Company                      7                849              -
                       ---------          ---------        --------
  Total                $     10          $  28,709         $    -
                       =========          =========        ========
    Column E          Column F         Column G         Column H
- ---------------       -----------      ------------    ----------
                                                        Claim and
                                        Net             Settlement
Unearned              Premium           Investment      Expense
Premiums              Revenue           Income          Current Yr
- --------------        -----------       -----------      ----------

$      12            $    1,490         $   2,462       $     288

       33                   222               278              80
- ------------          ---------          ---------        --------
$      45             $   1,712          $  2,740         $   368
 ========              ========           ========         =======
    Column H          Column I         Column K           Column K
- ---------------       -----------      ------------       ---------
 Claim and            Amortization      Paid claims,
 Settlement           deferred policy   and claim
 Expense              Acquisition       Adjustment        Premium
 Prior Yrs            Costs             Expenses          Written
 -----------          -----------       -----------       ---------

$   2,820             $     926          $  15,897       $   1,063

      231                    51              1,901             137
 ----------           ---------          ---------        ---------
$   3,051             $     977          $  17,798        $  1,200
==========            =========          =========        =========

             LAWRENCE INSURANCE GROUP INC.
 SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY
                INSURANCE OPERATIONS
                DECEMBER 31, 1995
    ($ in thousands)                         SCHEDULE VI(cont)
    Column A          Column B         Column C         Column D
- ---------------       -----------      ------------    ----------
       1994                          Future policy
                      Deferred          Benefits
                       Policy         Losses,claims      Discount
                      Acquisition       and loss        Deducted in
 Company                Costs           Expenses         Column C
- ---------------      -----------       -----------      ----------
United Republic
 Insurance Company     $    231          $  43,191        $    -
Global Insurance
 Company                     24              2,369             -
                       ---------          ---------        --------
  Total                $    255           $ 45,560         $   -
                       =========          =========        ========
    Column E          Column F         Column G         Column H
- ---------------       -----------      ------------    ----------
                                                        Claim and
                                        Net             Settlement
Unearned              Premium           Investment      Expense
Premiums              Revenue           Income          Current Yr
- --------------        -----------       -----------      ----------

$    822              $   (896)          $   2,684       $  4,106

     119                   565                 378            508
- ------------          ---------          ---------        --------
$    941              $   (331)          $   3,062        $ 4,614
=========             =========          =========        ========
    Column H          Column I         Column K           Column K
- ---------------       -----------      ------------       ---------
 Claim and            Amortization      Paid claims,
 Settlement           Deferred Policy   and claim
 Expense              Acquisition       Adjustment        Premium
 Prior Yrs            Costs             Expenses          Written
 -----------          -----------       -----------       ---------

$   (3,030)           $     565          $  24,315       $ (13,726)

       331                  (28)             4,832             197
- -----------           ---------          ---------        ---------
$   (2,699)           $     537          $  29,147       $ (13,529)
==========            =========          =========        =========

              LAWRENCE INSURANCE GROUP INC.
SUPPLEMENTARY INFORMATION PROPERTY & CASUALTY INSURANCE OPERATIONS
                DECEMBER 31, 1995
    ($ in thousands)                         SCHEDULE VI(cont)
    Column A          Column B         Column C         Column D
- ---------------       -----------      ------------    ----------
       1993           Deferred        Future policy
                       Policy         Benefits           Discount
                      Acquisition     Losses, claims    Deducted in
 Company                Costs         Loss expense       Column C
- ---------------      -----------       -----------      ----------
United Community
 Insurance Company     $ 10,614          $122,520         $     -
United Republic
 Insurance Company        1,120            68,470               -
Global Insurance
 Company                     94             6,929               -
                       ---------          ---------        --------
  Total                $ 11,828          $197,919          $    -
                       =========          =========        ========
    Column E          Column F         Column G         Column H
- ---------------       -----------      ------------    ----------
                                        Net           Clm & Settle-
Unearned              Premium           Investment     ment expense
Premiums              Revenue           Income          Current Yr
- --------------        -----------       -----------      ----------

$ 49,096              $ 95,976           $  4,194        $ 68,863

   3,956                13,860              2,280          10,953

     494                   898                481             967
- ------------          ---------          ---------        --------
$ 53,546              $110,734            $ 6,955        $ 80,783
=========             =========          =========        ========
    Column H          Column I         Column K           Column K
- ---------------       -----------      ------------       ---------
 Claim and            Amortization      Paid claims,
 Settlement           of deferred       and claim
 Expense              Policy Acqui-     Adjustment        Premium
 Prior Yrs            sition costs      Expenses          Written
 -----------          -----------       -----------       ---------
$ 36,332              $ 27,153          $ 82,799         $ 99,426

  24,773                 5,909            15,616            7,091

   1,329                   451             3,937            1,115
- -----------           ---------          ---------        ---------
$ 62,434              $ 33,513           $102,352         $107,632
==========            =========          =========        =========

                    LAWRENCE INSURANCE GROUP INC
                         INDEX TO EXHIBITS
                             ITEM  601

Exhibit
Number            Description                             Reference

1        Certification of Incorporation                       (1)
2-1      Bylaws                                               (2)
4-1      Specimen Certificate of Common Stock                 (3)
10-1     Management Agreement between Senate Insurance
           Company and A.W.Lawrence and Company Inc.          (2)
21-1     Subsidiaries of Registrant                          EX-21
27-1     Financial Data Schedule                             EX-27
28-1     Information from reports furnished to
           State insurance Regulatory Authorities            EX-28











(1) Previously filed on December 10,1986 in Amendment No. 3 to Form

   S-1 Registration Statement (Registration No. 33-9898)

(2) Previously filed on October 31, 1986 in Form S-1 Registration
    Statement (Registration No. 33-9898)

(3) Previously filed on December 29, 1986 in Amendment No. 5 to
    Form S-1 Registration Statement (Registration No. 33-9898)

                LAWRENCE INSURANCE GROUP INC
                        EXHIBIT 21
                 SUBSIDIARIES OF REGISTRANT
                  YEAR ENDED DECEMBER 31, 1995

                                                         Percent
                                                          Owned
                                                          _____

   Lawrence Insurance Group Inc.                   Del.
     United Republic Insurance Company             Tx.     78.6%
       Global Insurance Company                    Ga.    100.0%
         Senate Insurance Company                  Az.    100.0%
           Senate National Life Insurance Company  Az.    100.0%
     Senate Syndicate Inc.                         NY.    100.0%



































                                                           EX 21-1