Form 10-Q
period 1996-03-31
LAWRENCE INSURANCE GROUP INC
filed 1996-05-15
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended March 31, 1996
                                  - or -
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     As of April 1, 1996, there were 14,121,482 shares of common stock, $.01 par value, issued and outstanding. The aggregate market value on April 1, 1996 of voting stock held by non-affiliates of the registrant was $723,000.

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                          March 31,    December 31,
                                            1996         1995
                                         (UNAUDITED)   (AUDITED)
                                          -----------  ------------
Investments:
  Fixed maturities available for sale
    at fair value (Cost: 1996-$7,306;
    1995-$3,875)                            $ 7,291     $ 3,921
  Equity securities, at fair value
    (Cost: 1996 and 1995-$997)                  938         941
  Short-term investments, at cost which
    approximates fair value                   6,090      11,898
  Mortgage loans on real estate, at
    aggregate outstanding principal balance     167         171
  Other invested assets, at fair value:
    (Cost: 1995-$189; 1995-$4)                  189           4
                                             ------      ------
      Total investments                      14,675      16,935

Cash and cash equivalents                     2,611       5,688
Accrued investment income                       484         475
Accounts receivable (Net of allowance
  for doubtful accounts of $0 in 1996
  and 1995)                                   5,751      10,777
Reinsurance recoverable                       5,551       5,690
Reinsurance receivable                        4,093       5,764
Deferred policy acquisition costs                41          68
Property and equipment, net                      18          23
Other assets                                  1,830       1,082
                                             ------      ------
     Total assets                           $35,054     $46,502
                                             ======      ======










See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
($ IN THOUSANDS)

                                         March 31,    December 31,
                                            1996         1995
                                        (UNAUDITED)   (AUDITED)
                                         ----------   ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                     $27,243    $30,974
  Unearned premiums                             312        505
  Reinsurance balances payable                3,587     11,526
  Other liabilities                           2,394      2,923
                                            -------    -------
    Total liabilities                        33,536     45,928
                                            -------    -------

Contingencies and commitments                   -          -
Minority interest                              574         429
                                               ---         ---
Stockholders' deficiency:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                          -          -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                 141        141
  Additional paid-in-capital                 39,739     39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1995 and 1994)          (58)        (8)
  Receivable from Alpha Trust               (11,004)   (11,004)
  Accumulated deficit                       (27,874)   (28,723)
                                             ------     ------
    Total stockholders' equity                  944        145
                                             ------     ------
    Total liabilities and
      stockholders' deficiency              $35,054    $46,502
                                             ======     ======







See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               1996        1995
                                               ----        ----
Revenues:
  Net premiums earned                        $1,156      $  392
  Net investment income                         631         789
  Realized gains (losses) on investments        733          -
                                              -----       -----
    Total revenues                            2,520       1,181

Operating expenses:
  Losses and loss adjustment expenses           820         309
  Policy acquisition expenses                   246         393
  Other operating expenses                      460         362
                                              -----       -----
    Total operating expenses                  1,526       1,064
                                              -----       -----
Operating income (loss)                         994         117

Equity in earnings of
  non-consolidated subsidiary                    -           37
                                              -----       -----
Income before income taxes                      994         154
                                              -----       -----
Income tax expense (benefit)                    (14)         49
                                              -----       -----
Net income before minority interest           1,008         105
Minority interest                               159          -
                                              -----       -----
Net income                                   $  849      $  105
                                              =====       =====

 Average shares outstanding                  14,121      14,121
                                             ======      ======
Per share data:
  Net income per share                        $0.06      $ 0.01
                                               ====        ====







See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1996
($ IN THOUSANDS)



                          Net
                          unreal-
                  Addi-   ized
                  tional  gains      Receiv-             Total
                  paid-   (losses)   able      Accum-    stock-
           Com-    in       on       from      ulated    holders'
           mon    cap-    invest-    Alpha     def-      def-
           stock  ital    ments      Trust     ciency    ciency
- -----------------------------------------------------------------
Balance at
  1/1/96   $141  $39,739 $    (8)  $(11,004)  $(28,723) $    145

Net income    -        -       -          -        849       849

Change in
  net
  unreal-
  ized
  gains
  (losses)  -        -       (50)       -          -         (50)
            ---   ------   -----     ------     ------    ------
Balance at
  3/31/96  $141  $39,739 $   (58)  $(11,004)  $(27,874) $    944
            ===   ======   =====     ======     ======    ======


















See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31,
($ IN THOUSANDS)

                                                  1996      1995
                                                  ----      ----
Net cash and cash equivalents
  (used) by operating activities              $ (6,006)  $(3,220)

Investing activities:
  Proceeds on redemptions
    of long-term investments:
      Fixed maturities available for sale           -      3,255
      Other                                          4       219
  Proceeds on sale of equity securities            733        -
  Purchase of long-term investments:
    Fixed maturities available for sale         (3,431)     (688)
    Other                                         (185)       -
  (Increase) decrease in short-term
    investments                                  5,808      (157)
                                                 -----    ------
Net cash and cash equivalents
  provided or (used) by
  investing activities                           2,929     2,629
                                                 -----    ------
Financing activities:
  Receivable from Alpha Trust                      -          -
                                                 -----    ------
Increase (decrease) in cash
  and cash equivalents                          (3,077)     (591)

Cash and cash equivalents-beginning
  of period                                      5,688     2,500
                                                 -----    ------
Cash and cash equivalents-end
  of period                                     $2,611   $ 1,909
                                                 =====    ======
Supplemental disclosure of cash
  flow information:
    Cash paid during period for
     income taxes                               $   -    $    -
                                                 =====    ======





See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
- --------------

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

(a)  BASIS OF PRESENTATION

     The consolidated financial statements for 1996 and 1995, include the accounts of LIG and all of its wholly owned subsidiaries (collectively, the Company) except as noted below.
On July 7, 1994, UCIC, with the consent of UCIC management, was placed in Rehabilitation by court order. Consequently, LIG management no longer exercises any decision making authority or control over UCIC. These functions are the responsibility of the New York Insurance Department (NYID). As a result of this loss of control, the Company has included the financial results of UCIC only through the date of the Order of Rehabilitation and then on an unconsolidated basis. ie. results of operations are reflected as "Equity in earnings (loss) of non-consolidated subsidiary" and the Company's investment as "Deficit of non-consolidated subsidiary". As a result of the Order of Liquidation, UCIC's 21.4% ownership of URIC which had been included in the accounts described above, is now included in "Minority interest" in the financial statements of the Company.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. While the Company reported a net income of $849,000 for the quarter ended March 31, 1996, liquidity for the parent company has deteriorated and is expected to remain in that condition for the foreseeable future. In addition, URIC was under a confidential order of supervision by the Texas Department of Insurance (TDI) since June, 1994 until its release on August 25, 1995. As a condition to the release of the order the Company agreed to achieving certain financial goals. The financial goals included increasing statutory surplus to $8.0 million at December 31, 1995. The statutory surplus filed with the TDI at December 31, 1995 and March 31, 1996 was $6.6 million and $7.6 million, respectively. These amounts do not include the effect of approximately $4 million in loss and loss adjustment expense (LAE) related to a reinsurance pooling agreement with UCIC which have not been recorded on the statutory statements for December 31, 1995 and March 31, 1996. UCIC had provided the Company with an estimate of URIC's share of its reserve for loss and LAE under the pooling agreement of approximately $12 million as of December 31, 1995. The Company has included this amount in the accompanying balance sheet. The Company filed URIC's December 31, 1995 statutory financial statements that included a reserve for loss and LAE expenses under the pooling arrangement of approximately $8 million. The Company's independent actuary certified URIC's loss and LAE reserves at December 31, 1995 of which this was a part. The TDI could place URIC under conservatorship. Under conservatorship, the TDI assumes all control and decision making authority during the rehabilitation period. Under conservatorship, URIC would be accounted for as a non-consolidated subsidiary. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     These consolidated financial statements should be read in conjunction with the following notes and with the Notes to Consolidated Financial Statements included in the Company's Form
10-K for the year ended December 31, 1995.

(b)  CASH AND CASH EQUIVALENTS

     The Company considers cash to be funds held in checking and money market accounts. Non-negotiable certificates of deposit are considered to be cash equivalents.

(c)  PER SHARE DATA

     Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     As discussed in Note 1, UCIC has been placed under the control and management of the NYID and as a consequence, has not been consolidated with the Company's results. The operating results which includes UCIC's share of URIC's operations for the three months ended March 31, 1995 are included in "Equity in earnings (loss) of non-consolidated subsidiary", based upon the equity method of accounting. Subsequent to November 10, 1995, UCIC's share of URIC's results are included in "Minority interest".

     URIC and Global voluntarily ceased writing new and renewal business during the first quarter of 1994 and the fourth quarter of 1993, respectively. Earned premiums and associated losses and expenses for these subsidiaries, relate primarily to business generated prior to 1994.

     Earned premium increased approximately $764,000 reflecting primarily the favorable adjustments in URIC's retrospectively rated premiums compared with 1995 when the adjustments were negative. The increase in premium was partially offset by higher loss and LAE related to these contracts.

     Investment income decreased by $158,000 due to the impact of lower average invested assets.

     Realized gains represents a gain from the disposition of the Company's investment in Mechanical Technologies, Inc. which was sold to Lawrence Group, Inc.

     Loss and LAE increased by $511,000. This increase was offset by adjustments to premiums earned.

     Policy acquisition expenses decreased by $147,000 as 1995 was adversely impacted by commission adjustments on reinsurance assumed.

     Operating expenses increased by $98,000 with the increase attributable largely to costs associated with defending the Company's subsidiaries in disputes with state insurance departments.

     Equity in earnings of non-consolidated subsidiary was $37,000 representing UCIC's minority interest in URIC for 1995.
For 1996, this is reflected as minority interest and totaled
$159,000.

    Income tax expense represents state income taxes as the Company, which files a consolidated federal return, has a NOL carryforward.

     As a result of the above, the Company recorded net income of $849,000 for the first quarter of 1996 compared with net income of $105,000 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
AS OF MARCH 31, 1996

     For the quarter ended March 31, 1996, the Company used cash for operations of $6,006,000. The significant use of cash was attributable largely to the commutation and settlement of several large reinsurance contracts during the quarter. These commutations had a favorable impact on 1995 and 1996 operations. It is not expected that this level of cash outflows will continue although to the extent that URIC and Global continue in a run off situation, it is likely that operations will be partially funded by proceeds from the disposition of investments. Cash generated from investing totaled $2,929,000 during the quarter.

     The Company obtains the majority of its cash from dividends paid by its two insurance subsidiaries. Due to regulatory restrictions, those subsidiaries currently can not pay dividends to the parent. It is anticipated that URIC will be able to meet its projected cash requirements as will the subsidiaries owned by URIC.

LAWRENCE INSURANCE GROUP, INC.
SIGNATURES
MARCH 31, 1996
_____________________________

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

                        LAWRENCE INSURANCE GROUP, INC.

                        /s/ ALBERT W. LAWRENCE
                        -----------------------------------------
                        Albert W. Lawrence, Chairman of the Board

                        /s/ ALBERT F. KILTS
                        ---------------------------------
                        Albert F. Kilts, President

                        /s/ FLOYD N. ADAMS
                        --------------------------
                        Floyd N. Adams, Treasurer