Form 10-Q/A
period 1996-03-31
LAWRENCE INSURANCE GROUP INC
filed 1996-05-15
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q/A

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

The original filing is being amended to include the Financial Data Schedule Exhibit 27 as provided for under Regulation 229.601 Item
601.





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