Form 10-Q
period 1996-06-30
LAWRENCE INSURANCE GROUP INC
filed 1996-07-31
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended June 30, 1996
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement
for the past 90 days:  Yes   X      No

     As of June 30, 1996, there were 14,121,482 shares of common stock, $.01 par value, issued and outstanding. The aggregate market value on June 30, 1996 of voting stock held by non-affiliates of the registrant was $843,250.

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                          June 30,    December 31,
                                            1996         1995
                                         (UNAUDITED)   (AUDITED)
                                          -----------  ------------
Investments:
  Fixed maturities available for sale
    at fair value (Cost: 1996-$6,982;
    1995-$3,875)                            $ 6,700     $ 3,921
  Equity securities, at fair value
    (Cost: 1996 and 1995-$997)                  938         941
  Short-term investments, at cost which
    approximates fair value                   5,477      11,898
  Mortgage loans on real estate, at
    aggregate outstanding principal balance     163         171
  Other invested assets, at fair value:
    (Cost: 1995-$2,437; 1995-$4)              2,437           4
                                             ------      ------
      Total investments                      15,715      16,935

Cash and cash equivalents                     1,702       5,688
Accrued investment income                       475         475
Accounts receivable (Net of allowance
  for doubtful accounts of $0 in 1996
  and 1995)                                   5,221      10,777
Reinsurance recoverable                       3,982       5,690
Reinsurance receivable                        4,346       5,764
Deferred policy acquisition costs                24          68
Property and equipment, net                      22          23
Other assets                                  1,321       1,082
                                             ------      ------
     Total assets                           $32,808     $46,502
                                             ======      ======










See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
($ IN THOUSANDS)

                                         June 30,    December 31,
                                            1996         1995
                                        (UNAUDITED)   (AUDITED)
                                         ----------   ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                     $24,934    $30,974
  Unearned premiums                             150        505
  Reinsurance balances payable                3,169     11,526
  Other liabilities                           2,554      2,923
                                            -------    -------
    Total liabilities                        30,807     45,928
                                            -------    -------

Contingencies and commitments                   -           -
Minority interest                              656         429
                                               ---         ---
Stockholders' deficiency:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                          -           -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                 141        141
  Additional paid-in-capital                 39,739     39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1995 and 1994)         (268)        (8)
  Receivable from Alpha Trust               (10,647)   (11,004)
  Accumulated deficit                       (27,620)   (28,723)
                                             ------     ------
    Total stockholders' equity                1,345        145
                                             ------     ------
    Total liabilities and
      stockholders' deficiency              $32,808    $46,502
                                             ======     ======







See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    THREE MONTHS      SIX MONTHS
                                   ENDED JUNE 30,   ENDED JUNE 30,
                                   --------------   --------------
                                   1996    1995       1996    1995
                                   ----    ----       ----    ----
Revenues:
  Net premiums earned             $  751  $1,147    $1,907 $ 1,539
  Net investment income              582     787     1,213   1,576
  Realized gains (losses) on
    investments                      (74)     -        659      -
                                    -----  -----     -----   -----
    Total revenues                 1,259   1,934     3,779   3,115

Operating expenses:
  Losses and loss
    adjustment expenses              435     836     1,255   1,145
  Policy acquisition expenses        118     286       364     679
  Other operating expenses           412     550       872     912
                                    -----  -----     -----   -----
    Total operating expenses         965   1,672     2,491   2,736
                                    -----  -----     -----   -----
Operating income (loss)              294     262     1,288     379
Equity in earnings of
  non-consolidated subsidiary         -      (37)       -       -
                                    -----  -----     -----   -----
Income before income taxes           294     225     1,288     379
                                    -----  -----     -----   -----
Income tax expense (benefit)          (1)    (65)      (15)    (16)
                                    -----  -----      -----   -----
Net income before minority
  interest                           295     290     1,303     395
Minority interest                     41      -        200      -
                                    -----  -----     -----   -----
Net income                         $ 254  $  290    $1,103  $  395
                                    =====  =====     =====   =====
    Average shares outstanding     14,121 14,121    14,121  14,121
                                   ====== ======    ======  ======
Per share data:
  Net income per share              $0.02 $ 0.02    $0.08  $ 0.03
                                     ====   ====     ====    ====





See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1996
($ IN THOUSANDS)



                          Net
                          unreal-
                  Addi-   ized
                  tional  gains      Receiv-             Total
                  paid-   (losses)   able      Accum-    stock-
           Com-    in       on       from      ulated    holders'
           mon    cap-    invest-    Alpha     def-      def-
           stock  ital    ments      Trust     ciency    ciency
- -----------------------------------------------------------------
Balance at
  1/1/96   $141  $39,739 $    (8)  $(11,004)  $(28,723) $    145

Net income    -        -       -         -       1,103     1,103

Change in
  receivable
  from Alpha
  Trust      -         -       -        357         -        357
Change in
  net
  unreal-
  ized
  gains
  (losses)  -        -      (260)       -          -        (260)
            ---   ------   ------    ------     ------    ------
Balance at
  6/30/96  $141  $39,739 $  (268)  $(10,647)  $(27,620) $  1,345
            ===   ======   =====     ======     ======    ======















See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30,
($ IN THOUSANDS)

                                                  1996      1995
                                                  ----      ----
Net cash and cash equivalents
  (used) by operating activities              $ (5,988)  $(4,685)

Investing activities:
  Proceeds on redemptions
    of long-term investments:
      Fixed maturities available for sale          734     3,255
      Other                                         10       470
  Proceeds on sale of fixed maturities
    available for sale                           1,636        -
  Proceeds on sale of equity securities            739        -
  Purchase of long-term investments:
    Fixed maturities available for sale         (5,556)     (688)
    Other                                       (2,435)       -
  (Increase) decrease in short-term
    investments                                  6,420       488
                                                 -----    ------
Net cash and cash equivalents
  provided or (used) by
  investing activities                           1,548     3,525
                                                 -----    ------
Financing activities:
  Receivable from Alpha Trust                      454        -
                                                 -----    ------
Increase (decrease) in cash
  and cash equivalents                          (3,986)   (1,160)

Cash and cash equivalents-beginning
  of period                                      5,688     2,500
                                                 -----    ------
Cash and cash equivalents-end
  of period                                     $1,702   $ 1,340
                                                 =====    ======
Supplemental disclosure of cash
  flow information:
    Cash paid during period for
     income taxes                               $   -    $    -
    Interest expense paid                           -         -





See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
- --------------

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

(a)  BASIS OF PRESENTATION

     The consolidated financial statements for 1996 and 1995, include the accounts of LIG and all of its wholly owned subsidiaries (collectively, the Company) except as noted below.
On July 7, 1994, UCIC, with the consent of UCIC management, was placed in Rehabilitation by court order. Consequently, LIG management no longer exercises any decision making authority or control over UCIC. These functions are the responsibility of the New York Insurance Department (NYID). As a result of this loss of control, the Company has included the financial results of UCIC only through the date of the Order of Rehabilitation and then on an unconsolidated basis. ie. results of operations are reflected as "Equity in earnings (loss) of non-consolidated subsidiary" and the Company's investment as "Deficit of non-consolidated subsidiary". As a result of the Order of Liquidation, UCIC's 21.4% ownership of URIC which had been included in the accounts described above, is now included as "Minority interest."

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. While the Company reported net income of $1,103,000 for the six months ended June 30, 1996, liquidity for the parent company is weakened and is expected to remain in that condition for the foreseeable future.
In addition, as a condition of its release from confidential supervision on August 25, 1995, URIC was to achieve certain financial goals, including a statutory surplus of $8.0 million by December 31, 1995. It reported a statutory surplus of $6.6 million as of that date. The statutory surplus as of June 30, 1996 is $8.1 million, an amount which does not record the effect of approximately $4.0 million in loss and loss adjustment expense
(LAE) arising from an reinsurance pooling agreement with UCIC which is the subject of disagreement between URIC and UCIC. The accompanying balance sheets do record the effect of the additional $4.0 million in loss and LAE and assumes that the Texas Department of Insurance will not place URIC into conservatorship. If it should do so, URIC would be accounted for as a non-consolidated subsidiary. The financial statements do not reflect any adjustments necessary to reflect such an event.

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

LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     As discussed in Note 1, UCIC has been placed under the control and management of the NYID and as a consequence, has not been consolidated with the Company's results. The operating results which includes UCIC's share of URIC's operations for the

1995 periods are included in "Equity in earnings (loss) of non-consolidated subsidiary", based upon the equity method of accounting. Subsequent to November 10, 1995, UCIC's share of
URIC's results are included in "Minority interest".

     URIC and Global voluntarily ceased writing new and renewal business during the first quarter of 1994 and the fourth quarter of 1993, respectively. Earned premiums and associated losses and expenses for these subsidiaries, relate primarily to business generated prior to 1994.

     Earned premium decreased approximately $396,000 reflecting primarily a decrease in Senate's premiums earned.

     Investment income decreased by $204,000 due to the impact of lower average invested assets.

     Realized losses represents a loss from the disposition of fixed investments.

     Loss and LAE decreased by $401,000. This decrease was related to lower levels of business and favorable adjustments to several reinsurance agreements compared with 1995.

     Policy acquisition expenses decreased by $168,000 due to lower levels of premiums earned and the fact that 1995 was adversely impacted by commission adjustments on reinsurance assumed.

     Operating expenses decreased by $138,000 with the change attributable largely to a reduction in costs associated with defending the Company's subsidiaries in disputes with state insurance departments compared with 1995.

     Equity in loss of non-consolidated subsidiary was $37,000 representing UCIC's minority interest in URIC for 1995. For 1996, this is reflected as minority interest and totaled $42,000.

    Income tax expense for 1996 represents state income taxes as the Company, which files a consolidated federal return, has a NOL carryforward. For 1995 there was a favorable adjustment.

     As a result of the above, the Company recorded net income of $254,000 for the three months ended June 30, 1996 compared with net income of $290,000 for the same period in 1995.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Earned premium increased approximately $368,000 reflecting primarily a favorable adjustments in URIC's retrospectively rated premiums compared with 1995 when the adjustments were negative partially offset by lower premiums earned at Senate. The increase URIC's premium was partially offset by higher loss and LAE related to these contracts.

     Investment income decreased by $363,000 due to the impact of lower average invested assets.

     Realized gains represents a gain on the disposition of the company's investment in equity securities partially offset by a loss from the disposition of fixed investments.

     Loss and LAE increased by $110,000. This increase was offset by adjustments to premiums earned.

     Policy acquisition expenses decreased by $315,000 as a result of lower premium levels at Senate in 1996 and commission adjustments on reinsurance assumed in 1995.

     Operating expenses decreased by $40,000 with the decrease attributable largely to the tapering off of costs associated with defending the Company's subsidiaries in disputes with state insurance departments and partially offset by market development costs associated with the Company's plans to resume writing business in Global and URIC.

     Equity in earnings of non-consolidated subsidiary was $0 representing UCIC's minority interest in URIC for 1995.
For 1996, this is reflected as minority interest and totaled
$201,000.

    Income tax expense for 1996 represents state income taxes as the Company, which files a consolidated federal return, has a NOL carryforward.

     As a result of the above, the Company recorded net income of $1,103,000 for the six months ended June 30, 1996 compared with net income of $395,000 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
AS OF JUNE 30, 1996

     For the six months ended June 30, 1996, the Company used cash for operations of $5,988,000. The significant use of cash was attributable largely to the commutation and settlement of several large reinsurance contracts during the period. These commutations had a favorable impact on 1995 and 1996 operations. It is not expected that this level of cash outflows will continue although to the extent that URIC and Global continue in a run off situation, it is likely that operations will be partially funded by proceeds from the disposition of investments. For the second quarter cash generated from operations was positive. Cash generated from investing totaled $1,548,000 during the six months. Maturing short term investments were reinvested in part in longer term securities and an advance of $2,250,000 related to the purchase of real estate. Cash received from financing activities was $454,000 representing scheduled receipts from Alpha Trust.

     The parent Company obtained the majority of its cash from dividends paid by its insurance subsidiaries. Due to regulatory restrictions, there are no dividends that can be paid to the parent at this time. It is anticipated that URIC will be able to meet its projected cash requirements as will the subsidiaries owned by URIC.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on May
23, 1996.  The following persons were elected to the Company's
Board of Directors to hold office for the ensuing year.

                          In favor    Withheld    Abstained

Rita E. Harfield         13,611,233     30,036
Randall J. Ezick         13,618,380     22,889
Nevin D. Harkness        13,615,041     26,228
Albert F. Kilts          13,617,340     23,929
Milos R. Knorr           13,618,230     23,039
Albert W. Lawrence       13,616,997     24,272
William J. Mather        13,612,293     28,976

SIGNATURES
JUNE 30, 1996
_____________________________

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

                        LAWRENCE INSURANCE GROUP, INC.

                        /s/ ALBERT W. LAWRENCE
                        -----------------------------------------
                        Albert W. Lawrence, Chairman of the Board

                        /s/ ALBERT F. KILTS
                        ---------------------------------
                        Albert F. Kilts, President

                        /s/ FLOYD N. ADAMS
                        --------------------------
                        Floyd N. Adams, Treasurer
                                                     Page 11 of 11