Form 10-Q
period 1996-09-30
LAWRENCE INSURANCE GROUP INC
filed 1996-11-13
CIK 805266

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 1996
                                  - or -
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

     As of September 30, 1996, there were 14,121,482 shares of common stock, $.01 par value, issued and outstanding. The aggregate market value on September 30, 1996 of voting stock held by non-affiliates of the registrant was $572,000.

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                                  September 30, December 31,
                                                      1996          1995
                                                   (UNAUDITED)   (AUDITED)
                                                   -----------  ------------
Investments:
  Fixed maturities available for sale
    at fair value (Cost: 1996-$9,688;
    1995-$3,875)                                     $ 9,485      $ 3,921
  Equity securities, at fair value
    (Cost: 1996 and 1995-$997)                           940          941
  Real estate at cost                                  2,600           -
  Short-term investments, at cost which
    approximates fair value                            3,434       11,898
  Mortgage loans on real estate, at
    aggregate outstanding principal balance              158          171
  Other invested assets, at fair value:
    (Cost: 1996-$186; 1995-$4)                           186            4
                                                      ------       ------
      Total investments                               16,803       16,935

Cash and cash equivalents                              1,428        5,688
Accrued investment income                                234          475
Accounts receivable (Net of allowance
  for doubtful accounts of $0 in 1996 and 1995)        5,183       10,777
Reinsurance recoverable                                2,588        5,690
Reinsurance receivable                                 3,941        5,764
Deferred policy acquisition costs                         90           68
Property and equipment, net                               16           23
Other assets                                           1,230        1,082
                                                      ------       ------
     Total assets                                    $31,513      $46,502
                                                      ======       ======




See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
($ IN THOUSANDS)

                                                   September 30, December 31,
                                                       1996          1995
                                                    (UNAUDITED)    (AUDITED)
                                                    ----------    ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                               $22,850       $30,974
  Unearned premiums                                       571           505
  Reinsurance balances payable                          2,971        11,526
  Other liabilities                                     2,430         2,923
                                                      -------       -------
    Total liabilities                                  28,822        45,928
                                                      -------       -------
Contingencies and commitments                              -             -
Minority interest                                         758           429
                                                          ---           ---
Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                                     -             -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                           141           141
  Additional paid-in-capital                           39,739        39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1996 and 1995)                   (260)           (8)
  Receivable from Alpha Trust                         (10,291)      (11,004)
  Accumulated deficit                                 (27,396)      (28,723)
                                                       ------        ------
    Total stockholders' equity                          1,933           145
                                                       ------        ------
    Total liabilities and
      stockholders' equity                            $31,513       $46,502
                                                       ======        ======

See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Three months           Nine months
                                    Ended September 30,   Ended September 30,
                                      --------------        --------------
                                       1996    1995           1996    1995
                                       ----    ----           ----    ----
Revenues:
  Net premiums earned                $  982  $1,342         $2,889 $ 2,881
  Net investment income                 341     807          1,554   2,383
  Realized gains (losses) on
    investments                          -     (568)           659    (568)
                                      -----   -----          -----   -----

    Total revenues                    1,323   1,581          5,102   4,696
Operating expenses:
  Losses and loss
    adjustment expenses                 694     334          1,949   1,479
  Policy acquisition expenses            87     721            451   1,400
  Other operating expenses              295     343          1,167   1,255
                                      -----   -----          -----   -----
    Total operating expenses          1,076   1,398          3,567   4,134
                                      -----   -----          -----   -----
Operating income (loss)                 247     183          1,535     562
Equity in (earnings) loss of
  non-consolidated subsidiary            -       83             -       83
                                      -----   -----          -----   -----
Income before income taxes              247     100          1,535     479
                                      -----   -----          -----   -----
Income tax expense (benefit)             20    (364)             5    (380)
                                      -----    -----         -----   -----
Net income before minority
  interest                              227     464          1,530     859
Minority interest                         3      -             203      -
                                      -----   -----          -----   -----
Net income                            $ 224    $464         $1,327   $ 859
                                        ===     ===          =====   =====
    Average shares outstanding       14,121  14,121         14,121  14,121
                                     ======  ======         ======  ======
Per share data:
  Net income per share               $ 0.02  $ 0.03         $ 0.09  $ 0.06
                                       ====    ====           ====    ====
See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE  MONTHS ENDED SEPTEMBER 30, 1996
($ IN THOUSANDS)



                                           Net
                                         unreal-
                                Addi-     ized
                               tional     gains   Receiv-
                               paid-    (losses)   able     Accum-      Total
                         Com-   in         on      from     ulated      stock
                         mon   cap-      invest-  Alpha     defic-      holders'
                        stock  ital       ments   Trust     iency       Equity
                        -----------------------------------------------------
 Balance at 1/1/96      $141  $39,739 $    (8)  $(11,004)  $(28,723) $    145
 Net income               -        -       -          -       1,327     1,327
Change in receivable
   from Alpha Trust       -        -       -         713         -        713
Change in net unreal-
   ized gains (losses     -        -     (252)        -          -       (252)
                         ---   ------   -----     ------     ------    ------
Balance at 9/30/96      $141  $39,739 $  (260)  $(10,291)  $(27,396) $  1,933
                         ===   ======    ====     ======     ======     =====















See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30,
($ IN THOUSANDS)

                                                             1996       1995
                                                             ----       ----
Net cash and cash equivalents
  (used) by operating activities                          $ (5,623)  $(7,024)
Investing activities:
  Proceeds on redemptions
    of long-term investments:
     Fixed maturities available for sale                       951      3,877
     Other                                                      16        477
  Proceeds on sale of fixed maturities
    available for sale                                       2,037      5,631
  Proceeds on sale of equity securities                        739         -
  Proceeds on sale of other investments                         -         682
  Purchase of long-term investments:
    Fixed maturities available for sale                     (8,966)    (2,111)
    Real estate                                             (2,600)        -
    Other                                                       (9)        -
 (Increase) decrease in short-term investments               8,288     (2,059)
                                                             -----      -----
Net cash and cash equivalents
  provided or (used) by
  investing activities                                         456      6,497
                                                              ----      -----
Financing activities:
  Receivable from Alpha Trust                                  907         -
  Note payable to affiliate                                     -         300
                                                              ----       ----
Increase (decrease) in cash
  and cash equivalents                                      (4,260)      (227)
Cash and cash equivalents-beginning of period                5,688      2,500
                                                            ------     ------
Cash and cash equivalents-end of period                     $1,428    $ 2,273
                                                             =====      =====
Supplemental disclosure of
    Income taxes paid                                       $   -     $    31
    Interest expense paid                                       -          -

See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
--------------

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. While the Company reported net income of $1,327,000 for the nine months ended
September 30, 1996, liquidity for the parent company is weakened and is expected to remain in that condition for the foreseeable future. In addition, as a condition of its release from confidential supervision on August 25, 1995, URIC was to achieve certain financial goals, including a statutory surplus of $8.0 million by December 31, 1995. It reported a statutory surplus of $6.6 million as of that date. The statutory surplus as of September 30, 1996 is $8,008,000, an amount which does not record the effect of a difference in loss and loss adjustment expense
(LAE) arising from a reinsurance pooling agreement with UCIC which is the subject of disagreement between URIC and UCIC. The difference at December 31, 1995 was $4.0 million and is included in the accompanying balance sheets. The statements also assume that the Texas Department of Insurance will not place URIC into conservatorship. If it should do so, URIC would be accounted for as a non-consolidated subsidiary. On
September 19,1996, the Department of Insurance, State of Arizona (ADI) issued a Notice of Determination and Order of Supervision for Senate and SNLIC. This Order arose over Senate's purchase of real estate from a former officer and director and the subsequent loan of those proceeds to Lawrence Group Inc. The Order can be abated upon demonstrating that the purchase of the real estate was fair and reasonable and complies with applicable Arizona statutes and that Senate's controlling persons can meet their financial obligations without utilizing the assets of Senate or SNLIC except for dividends. If the Company should be unable to satisfy these items the ADI could place either or both companies under conservatorship. A hearing was scheduled for November 18, 1996 but has been postponed at the request of the ADI.. The financial statements do not reflect any adjustments necessary to reflect such events. The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles, and in the opinion of Management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods. Results of interim periods are not necessarily indicative of results for the full year.

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

LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

     URIC and Global voluntarily ceased writing new and renewal business during the first quarter of 1994 and the fourth quarter of 1993, respectively. Earned premiums and associated losses and expenses for these subsidiaries, relate primarily to business generated prior to 1994. Global has resumed writing new business effective
September 1996 and  expects fourth quarter results to reflect this activity.

     Earned premium decreased approximately $360,000 reflecting primarily a decrease in Senate's premiums earned. Investment income decreased by $466,000 due primarily to the impact of lower average invested assets and the reversal of the interest accrual related to the Alpha Trust note due to the non-payment of the October installment.

     Loss and LAE increased by $360,000. This increase was related primarily to adjustments to several reinsurance agreements. The increase was offset by a decrease in policy acquisition expenses.

     Policy acquisition expenses decreased by $634,000 reflecting the lower levels of premiums earned and adjustments to retrospectively rated reinsurance agreements noted above.

     Operating expenses decreased by $45,000.

     Equity in earnings of non-consolidated subsidiary was $83,000 representing UCIC's minority interest in URIC for 1995. For 1996, this is reflected as minority interest and was $3,000.

    Income tax expense for 1996 represents state income taxes as the Company, which files a consolidated federal return, has a NOL carry forward. For 1995 there was a favorable adjustment of $364,000..

     As a result of the above, the Company recorded net income of $224,000 for the three months ended September 30, 1996 compared with net income of $464,000 for the same period in 1995.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Earned premium was at the same level as 1995 reflecting primarily favorable adjustments in URIC's retrospectively rated premiums compared with 1995 when the adjustments were negative partially offset by lower premiums earned at Senate. The increase URIC's premium was partially offset by higher loss and LAE related to these contracts.

     Investment income decreased by $829,000 due to the impact of lower average invested assets and the reversal of the Alpha Trust interest accrual as a result of non-payment of the interest and principal of the Alpha Trust note due in October..

     Realized gains represents a gain on the disposition of the company's investment in equity securities partially offset by a loss from the disposition of fixed investments. In 1995 the Company recorded a loss of $568,000 related primarily to the disposition of various investments in Aquatic Development Corporation.

     Loss and LAE increased by $470,000. This increase was offset by adjustments to policy acquisition expenses.

     Policy acquisition expenses decreased by $949,000 as a result of lower premium levels at Senate in 1996 and commission adjustments on reinsurance assumed in 1995.

     Operating expenses decreased by $84,000 with the decrease attributable largely to the tapering off of costs associated with defending the Company's subsidiaries in disputes with state insurance departments and partially offset by market development costs associated with the Company's plans to resume writing business in Global and URIC.

     Equity in earnings of non-consolidated subsidiary was $83,000 representing UCIC's minority interest in URIC for 1995. For 1996, this is reflected as minority interest and totaled $203,000.

    Income tax expense for 1996 represents state income taxes as the Company, which files a consolidated federal return, has a NOL carry forward.

     As a result of the above, the Company recorded net income of $1,327,000 for the nine months ended September 30, 1996 compared with net income of $859,000 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
AS OF SEPTEMBER 30, 1996

     For the nine months ended September 30, 1996, the Company used cash for operations of $5,629,000. The significant use of cash was attribut-able largely to the commutation and settlement of several reinsurance contracts during the period. These commutations had a favorable impact on 1995 and 1996 operations. It is not expected that this level of cash outflows will continue although to the extent that URIC and Global continue in a run off situation, it is possible that operations could be partially funded by proceeds from the disposition of investments. For the third quarter cash generated from operations was $349,000. Cash generated from investing totaled $1,548,000 for the nine months. Maturing short term investments were reinvested in part in longer term securities and the purchase of home office real estate for $2,600,000.

Cash received from financing activities was $908,000 representing scheduled receipts from Alpha Trust.

     The parent Company obtained the majority of its cash from dividends paid by its insurance subsidiaries. Due to regulatory restrictions, there are no dividends that can be paid to the parent at this time. It is anticipated that URIC will be able to meet its projected cash requirements as will the subsidiaries owned by URIC.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

As discussed in the notes to the unaudited consolidated financial statements, Senate and SNLIC have been placed under supervision by the Department of Insurance of Arizona pending the outcome of a hearing. The hearing was scheduled for November 18, 1996 but has been postponed at the request of the ADI.

SIGNATURES
SEPTEMBER 30, 1996
_____________________________

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