Form 10-K
period 1996-12-31
LAWRENCE INSURANCE GROUP INC
filed 1997-06-06
CIK 805266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                          FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 forthe fiscal year ended December 31, 1996     (No Fee Required)
                           - or -
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934         (No Fee Required)

                COMMISSION FILE NUMBER 1-9460
                LAWRENCE INSURANCE GROUP, INC.
         (Exact name of registrant as specified in its charter)
Delaware                                                          13-3370656
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

           430 State Street, Schenectady, New York 12305
            (Address of principal executive offices)
Registrant's telephone number, including area code:  (518) 372-0500
                ______________________________
     Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
Title of each class                          which registered
Common Stock, $.01 par value        None, common stock delisted March 14,1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on February 28, 1997 of voting stock held by non-affiliates of the registrant was $361,000. February 28 was the day of the last trade before delisting by the American Stock Exchange. As of March 20, 1997, 14,121,482 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      TABLE OF CONTENTS

Item  1   Business                                                    3
Item  2   Properties                                                 14
Item  3   Legal Proceedings                                          14
Item  4   Submission of Matters to a Vote of Security Holders        14
Item  5   Market for Registrant's Common Stock
             an Related Stockholder Matters                          14
Item  6   Selected Consolidated Financial Data                       15
Item  7   Management"s Discussion an Analysis of Financial
            Condition and Results of Operations                      17
Item  8   Financial Statements and Supplemental Data                 20
Item  9   Changes and Disagreements with Accountants on
             Accounting and Financial Disclosures                    20
Item 10   Directors and Executive Officers                           21
Item 11   Executive Compensation                                     22
Item 12   Security Ownership of Certain Beneficial
             Owners and Management                                   23
Item 13   Certain Relationships and Related Transactions             24
Item 14   Exhibits, Financial Statement Schedules,
             and Reports on Form 8K                                  24
Signatures                                                           26
Index to Consolidated Financial Statements and
   Financial Statement Schedules                                     27
Consolidated Financial Statements                                    29
Financial Statement Schedules                                        50

PART I
ITEM 1.  BUSINESS

General

     There have been several events in 1996 and early 1997 that have had a significant impact on the Company with some of the ramifications remaining unknown at this time. The Company recorded a net loss of $13,731,000 for the year. This compares with a loss before extraordinary gain of $642,000 for 1995 and a net loss of $7,091,000 in 1994. The losses in 1994 were essentially attributable to the operations of United Community Insurance Com-pany (UCIC). Lawrence Group, Inc.(LGI), the Company's 93% owner and eleven of its subsidiaries filed for bankruptcy under Chapter 11 on February 28, 1997. Senate Insurance Company (Senate) is heavily dependent upon several of the subsidiaries for marketing, underwriting and claims handling of its products. While Chapter 11 gives the filer protection from creditors as it attempts to reorganize there is no guarantee that the reorganization will be successful or if it is what impact that may have on the Company.

    Based upon the results of the Texas Department of Insurance (TDI)'s regul-ar examination of United Republic Insurance Company (URIC), URIC was placed under confidential supervision on June 22, 1994. This order was based upon dis-agreements with valuations of several assets, chief among them Alpha Trust, in financial statements filed by URIC with the TDI and upon net operating losses reported during the first quarter of 1994. On August 25, 1995 this Order was lifted. In exchange the Company agreed to certain minimum financial targets. URIC met the interim goals but had not met the December 31, 1995 policyholder surplus target of $8.0 million. As a consequence, the TDI can place URIC into conservatorship without the consent of the Company. Based upon the filing of Chapter 11 by LGI and eleven subsidiaries on February 28, 1997 the TDI did place URIC under conservation. Under Texas insurance regulations an insurance company can remain in conservatorship 180 days before other action must be taken. Subsequent to the filing of URIC's 1996 Statutory financial statement which reflected policyholder surplus of $3.5 million, the Company received reports from its actuary that the loss and LAE reserves related to pooling with UCIC could be between $7 million and $10 million higher than reported on URIC's statutory statement. This information has been received by the TDI. Based on minimum capital requirements and insolvency provisions of the Texas insurance law, the TDI has indicated that unless these reserves can be com-muted or modified at an amount significantly less than presently stated the alternative would be to place URIC in liquidation.

     On September 19, 1996, as a result of the purchase of real estate by Senate Insurance Company (Senate), a wholly owned subsidiary of URIC, from a former owner and director, the State of Arizona Department of Insurance (ADI) placed Senate and Senate National Insurance Company (SNLIC), a wholly owned subsidiary if Senate, under supervision. A hearing was to be held by November 19, 1996, in order to ascertain that the transaction was fair and that the obligations of LGI could be met without utilizing the assets of these compan-ies. The hearing has been postponed at the request of the ADI.

   UCIC, which the New York State Supreme Court of Schenectady County with the consent of the Company, ordered liquidated as of November 10, 1995, was a wholly owned subsidiary of the Company. UCIC was incorporated in 1967 and acquired by Albert W. Lawrence on December 30, 1981. UCIC was transferred by Mr. Lawrence to a subsidiary of Lawrence Group in 1982 and was transferred to the Company in 1986. UCIC wrote commercial and personal lines of Property and Casualty (P&C) insurance until mid-February 1994, when it ceased writing new or renewal business. Amounts included in the pages that follow do not include UCIC after 1993.

    URIC is owned approximately 79% by the Company, and the remainder is owned by UCIC. URIC was incorporated in 1986 and was acquired by the Company on October 24, 1989. URIC assumed reinsurance and was also licensed to write business directly in some states. URIC voluntarily ceased writing business in 1994. Under the conditions of its confidential supervision and subsequent re-lease, the approval of the TDI to accept any new or renewal business is required.

     Global Insurance Company (Global) is a wholly owned subsidiary of URIC. Global was incorporated in 1969 and acquired by the Company effective January 1, 1992. Global wrote substandard automobile and excess and surplus lines of P&C insurance. Global voluntarily ceased writing new or renewal business in November 1993 although it continued to receive assignments from Georgia's automobile assigned risk pool. Global resumed writing during the fourth quarter of 1996.

     Senate is a wholly owned subsidiary of URIC. Senate was incorporated in 1967, acquired by Albert W. Lawrence in 1978, transferred to a subsidiary of Lawrence Group in 1981 and transferred to the Company in 1986. Senate writes accident and health (A&H) insurance.

     Senate National Life Insurance Company (SNLIC), is a wholly owned subsid-iary of Senate. SNLIC was incorporated in 1970 and acquired by Senate on Jan-uary 13, 1983. SNLIC is licensed to write life insurance and assumes A&H and credit life insurance.

     Senate Syndicate, Inc. (Syndicate) was formed in 1985 and was a syndicate on the New York Insurance Exchange (Exchange) until its withdrawal in 1989.
It is dormant.

     The Company was formed in 1986 by Lawrence Group under the laws of Delaware to function as an insurance holding company. Unless the context otherwise requires, URIC, Global, Senate, SNLIC and Syndicate each are sometimes referred to herein as the Company except for 1993 wherein the term Company also includes the accounts of UCIC.

     The Company's executive offices are located at 430 State Street, Schenectady, New York 12305 and its telephone number is (518) 372-0500.

Relationship with Lawrence Group, Inc.

    LGI owns and operates subsidiaries principally engaged in insurance agency and brokerage operations, in addition to its ownership interest in the Company. LGI, headquartered in Schenectady, New York, was established on December 30, 1983, as a holding company for the various insurance related enterprises controlled by Albert W. Lawrence. On February 28, 1997, LGI along with eleven subsidiaries filed for Chapter 11 under federal bankruptcy laws.
At this time, it is unclear what the ultimate impact of this filing and the actions to be taken by LGI and its subsidiaries will be on LIG. Since Senate depends on several of LGI's subsidiaries for marketing, underwriting and claims handling it has been the component of LIG that has been most adversely affected to date.

     LGI owns approximately 93% of the common stock of the Company. Albert W. Lawrence, Chairman of the Board of the Company, is the owner of 100% of the common stock of LGI.

Products

    The Company's current product mix consists primarily of A&H insurance with Global beginning to write non-standard automobile policies in Georgia.. A & H insurance comprises principally medical stop-loss insurance for self-insured medical plans, short-term disability coverage and group dental programs and student accident insurance. The Company's A&H coverage are marketed by A.W. Lawrence & Co., Inc. (AWL), a subsidiary of Lawrence Agency Corp.(LAC), which is a subsidiary of LGI. SNLIC is licensed to write life insurance and assumes credit A&H and credit life insurance. Due to the lengthy inactivity of URIC in the market place it is uncertain what products, organization and relationships could be reestablished if it could resume business.

    The following table sets forth the Company's gross premiums written and earned by product line for the periods indicated:

                                           Year Ended December 31,
                              1996     1995      1994    1993      1992
                              -----------------------------------------------
                                   (Dollars in thousands)
Gross premiums written:
 Property/casualty           $ 380    $   137  $    283 $111,838 $132,273
 Reinsurance assumed           353      1,281   (12,171)   7,815   29,183
 Accident/Health/Life        4,038      5,237     8,974   11,513   11,673
                             -----      -----   -------   ------- -------
    Totals                  $4,771    $ 6,655  $ (2,914)$131,166 $173,129
                             =====      =====     =====  =======  =======
Gross premiums earned:
 Property/casualty           $161     $   222  $    658 $119,615 $136,633
 Reinsurance assumed          365       2,091       451   14,480   26,349
 Accident/Health/Life       4,126       5,222     8,857   11,547   11,686
                           ------     -------    ------- -------  -------
   Totals                  $4,652     $ 7,535  $  9,966 $145,642 $174,668
                            =====       =====     =====  =======  =======

     Gross premiums written or premiums assumed generally represent the annual cost of insurance at the time of inception. Premiums earned represent a pro rata portion of the business written or assumed in the current calendar year plus amounts carried over from the prior year that are taken into revenue in the current period. The decline in premiums written and earned during 1996 and 1995 compared with 1994, was related primarily to halt of new and renewal business by URIC and Global and the loss of business by Senate which was adversely impacted by the liquidation of UCIC.

    The costs of reinsurance are deducted from gross premiums to arrive at net premiums written or earned. The Company, like the industry in general, util-izes reinsurance to minimize the concentration of exposure to losses in any one geographic area, type of coverage or any one insured or group of insureds.
The following table shows the net premiums written and earned together with other key operating results, followed by a discussion of the individual products.

    Key operating results on a combined basis and for each product are summarized below:

                                                  Year Ended December 31,
                                               1996        1995         1994
                                               ----        ----         ----
                                                   (Dollars in thousands)
All products combined:
 Net premiums written                          $3,490     $ 5,135     $(7,770)
 Net premiums earned                            3,571       5,533     $ 5,221
 Percentage of Company's
  total earned premium                         100.0%      100.0%      100.0%

 Loss and LAE ratio                            231.0%       97.6%       77.0%
 Expense ratio                                  42.8        65.7%       65.6%
 Combined ratio                                273.8%      163.3%      142.6%

 Property/casualty:
 Net premiums written                         $   89      $  137     $   273
 Net premiums earned                              88         222         641
 Percentage of Company's
  total earned premium                           2.5%       4.0%       12.3%
 Loss and LAE ratio                             15.3%     140.1%      130.9%
 Expense ratio                                 309.6%     151.3%       69.0%
 Combined ratio                                324.9%     291.4%      199.9%

                                                  Year Ended December 31,
                                             1996        1995         1994
                                               ----        ----         ----
                                                   (Dollars in thousands)
 Reinsurance assumed:
 Net premiums written                        $330       $1,063      $(13,802)
 Net premiums earned                          342        1,490          (974)
 Percentage of Company's
  total earned premium                       9.6%        26.9%       (18.7)%

 Loss and LAE ratio                         -   %       208.6%           - %
 Expense ratio                            107.1 %        89.9%           - %
 Combined ratio                              -  %       298.5%           - %

 Accident/health/life:
 Net premiums written                      $ 3,071      $3,935      $  5,759
 Net premiums earned                         3,141       3,821      $  5,554
 Percentage of Company's
  total earned premium                       87.9%        69.1%       106.4%

 Loss and LAE ratio                          64.5%        51.9%        37.9%
 Expense ratio                               53.2%        51.0%        44.3%
 Combined ratio                             117.7%       102.9%        82.2%

     All Products Combined: For 1996 net premiums written totaled $3,490,000 of which 88% were A&H premiums. Net premiums earned were $3,571,000. For 1995, net premiums written were $5,135,000 and net premiums earned for 1994
totaled $5,221,000.   The loss and LAE ratio was 231.0%, 97.6% and 77.0% for
1996,1995 and 1994, respectively. In 1996 and 1995 the Company was impacted by adverse development related to URIC's pooling agreement with UCIC. The operating expense ratio for 1996, 1995 and 1994 have been high as changes in operating expenses have not kept pace with reductions in premiums.

    Property/Casualty: Property and casualty results essentially reflected the runoff of prior years' business as new business consisted only of personal automobile business in Global. The Company wrote very little products liability, professional malpractice and business containing environmental impact coverage. Consequently, the overall exposure to occupational diseases or similar longtime emerging disabilities is considered by Management to be minimal.

   Reinsurance Assumed: Assumed reinsurance was underwritten for P&C coverage which emphasize exposures in the automobile and general liability lines of business where claims develop over a shorter period of time than do claims arising in such lines of business as medical malpractice and product liability.

Reinsurance assumed business for 1996,1995 and 1994 reflected the runoff of prior years business as new business was halted in 1994. Negative written premiums for 1994 were due largely to the termination of the pooling agreement between URIC and UCIC on January 1, 1994.

    Accident/Health: Earned premiums from A&H insurance lines decreased by 18% in 1996, and 31% in 1995. The Company's premium volume in A&H has been largely from medical stop loss policies. The growth in this business has slowed as many of the customers who purchased these policies in the past are self insuring at higher retentions. In addition, the Company was impacted by the publicity related to the financial difficulties of UCIC. The Company's A&H loss and LAE ratio increased to 64.5% in 1996 and 51.9% for 1995 from 37.9% in 1994. The expense ratio increased to 53.2% in 1996 and 51.0% in 1995 from 44.3% for 1994.

    Further discussion of operating results is provided in ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Markets

     The Company's markets for A&H insurance traditionally included school districts, municipalities, retail stores and other selected risks. Public school districts represents the Company's largest single market for its A&H coverage. A&H insurance is generally marketed by affiliates of LAC with a lesser percentage of such coverage marketed by agents not otherwise affiliated with Lawrence Group or the Company. A portion of this coverage is marketed to members of sponsoring organizations.

Claims

     URIC's reinsurance assumed claims are monitored by a consultant, when necessary. Individual claims originate from ceding companies and are sent by the reinsurance intermediaries to URIC. Claims are monitored and appropriate controls are established for each ceding company.

     Global's reinsurance assumed claims are administered by its Finance Department as the individual claims are sent by the ceding companies to Global. On the current business written through a managing general agent an outside consulting firm is utilized to review the agent's claims operation.

     Claims on policies insured by Senate are handled by a related third party administrator. Senate is provided with weekly reports on claims activity.

Reserves

     Insurance companies are required to maintain reserves for losses and LAE for all lines of business. These reserves are intended to provide for the ultimate settlement and administration of claims for all losses incurred and unpaid, including those incurred but not yet reported (IBNR).

Property/Casualty and Accident/Health:

   Reserves for losses and LAE represent estimates of reported losses and LAE and estimates of IBNR based upon past and current experience and is net of salvage and subrogation to be received and is increased for reinsurance assumed. In developing reserve estimates, Global and Senate give consider-ation to the impact of changes in demographics and/or line of business mix. The IBNR reserve is calculated by applying actuarial derived loss development factors to results recorded to date.

Reinsurance Assumed:

     Reserves for losses on reinsurance assumed business are generally maintained by URIC at the amounts reported by the ceding companies.

     The following table provides a reconciliation of the Company's beginning and ending property and casualty (P&C) loss and LAE liability balances for 1996, 1995 and 1994.

                                             Year Ended December 31,
     (Dollars in thousands)               1996         1995        1994
                                        --------     --------     --------
Reserves for losses and
  LAE at January 1,                      $28,709    $45,560     $ 75,402
  Less reinsurance receivable              4,600      7,072        9,679
                                          ------     -------      -------
      Total                               24,109      38,488      65,720

  Provision for losses and
    LAE for claims occurring
    in the current year                       29         368       4,614
    Increase (decrease) in estimated
    losses and LAE for claims
     occurring in prior years              6,195       3,051      (2,699)
                                           -----       -----       ------
   Total incurred losses & LAE             6,224       3,419       1,915
    Losses and LAE payments                -----       -----      -------
    for claims occurring during:
     Current year                             22         141       2,758
     Prior years                           8,658      17,657      26,389
                                          ------      ------     -------
   Total losses and LAE payments           8,680      17,798      29,147
                                          ------      ------     -------
    Net reserves for losses
    and LAE at December 31,               21,653      24,109      38,488
    Reinsurance receivables                3,490       4,600       7,072
                                          ------      ------     -------
  Gross reserves                         $25,143     $28,709    $ 45,560
                                           =====      =====       =====

     The above table for 1996, 1995 and 1994 and the accompanying loss and LAE reserve summary, exclude UCIC and Senate and SNLIC. Net reserves for Senate and SNLIC were $897,000, $1,102,000 and $1,180,000 at December 31, 1996 ,
1995 and 1994, respectively.

     Loss and LAE totaled $6,224,000 for 1996. The adverse development was related primarily to the pooling agreement with UCIC. Loss and LAE incurred for 1995 totaled $3,419,000 reflecting the unfavorable impact of the adverse development of the URIC's pooling agreement with UCIC partially offset by the favorable impact of commuting several reinsurance treaties. Loss and LAE for 1994 totaled $1,915,000 and included approximately $1,600,000 related to the Northridge California earthquake. Reserves related to prior years were reduced by $3,699,000 reflecting more favorable results in the reinsurance assumed business. The favorable loss experience on the reinsurance assumed business was related primarily to contracts that have retrospective rating provisions. This resulted in a commensurate reduction in earned premiums.

    The following table presents the development of the Company's GAAP balance sheet reserves for 1986 through 1996, excluding UCIC. The line "Reserves for Losses and LAE" reflects the reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves Re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeed-ing year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative Redundancy (Deficiency)" represents the aggregate change in the estimates over all prior years. The "Cumulative Paid" lines of the table reflect the cumulative amounts paid as of successive years with respect to the aforement-ioned reserve liability.
                                                 December 31,
Year                                   1986  1987 1988  1989   1990    1991
Dollars in thousands
               ----------------------------------------------------------------
Reserves for losses & LAE             1,873   506   742 15,053  30,342 44,399
Reserves - re-estimated:
One year later                          678   175   120 15,051  29,898 63,249
Two years later                         537   109   120 17,782  43,688 69,794
Three years later                       505   109   120 25,016  45,953 62,418
Four years later                        505   109   120 24,722  36,419 61,264
Five years later                        505   109   120 19,547  36,100 60,647
Six years later                         505   109   120 19,875  35,520
Seven years later                       505   109   120 19,472
Eight years later                       505   109   120
Nine years later                        505   109
Ten years later                         505
Cumulative Redundancy
  (Deficiency)                        1,368   397   622 (4,419) (5,178)(16,248)

Cumulative paid as of:

One year later                          570    94   120  4,902  10,587  32,658
Two years later                         514   109   120  8,351  26,284  41,747
Three years later                       505   109   120 15,086  29,823  46,934
Four years later                        505   109   120 15,264  27,491  54,220
Five years later                        505   109   120 14,642  32,301  56,370
Six years later                         505   109   120 17,804  33,224
Seven years later                       505   109   120 18,098
Eight years later                       505   109   120
Nine years later                        505   109
Ten years later                         505

                                                 December 31,
Year                                   1992   1993   1994    1995     1996
Dollars in thousands
            -------------------------------------------------------------------
Reserves for losses & LAE            60,845  76,099  45,560 28,709   25,143

Reserves - re-estimated:
One year later                       78,590  65,338  49,230 35,113
Two years later                      69,444  68,383  55,549
Three years later                    70,707  74,129
Four years later                     73,528
Five years later
Six years later
Seven years later
Eight years later
Nine years later
Ten years later

Cumulative Redundancy
  (Deficiency)                      (12,683) 1,970   (9,989)  (6,404)

Cumulative paid as of:
One year later                       24,586  23,297  20,745 10,888
Two years later                      40,771  42,158  31,490
Three years later                    54,708  51,791
Four years later                     60,491
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

     URIC utilized reinsurance to limit its exposure to catastrophic exposures that it assumed. Global used a combination of excess of loss reinsurance arrangements and quota share treaties to limit its liability on any one loss to $100,000. Senate also utilizes reinsurance to limit its maximum exposure to $250,000 on business written by it.

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

     UCIC and URIC had a pooling agreement in effect during 1992 and 1993. Under the terms of the agreement, the premiums and losses incurred during 1992 and 1993 were to be combined between the carriers and then split:
65% going to UCIC and 35% to URIC. The agreement was terminated effective January 1, 1994; however, each company is responsible for its share of all premium, losses and LAE incurred prior to that date. At December 31, 1996, URIC had a net liability to UCIC of approximately $11.9 million under a quota share treaty and the pooling agreement.

     Ceded premiums earned under reinsurance treaties were approximately $1,082,000, $2,002,000 and $4,745,000 for 1996, 1995 and 1994, respectively.
The decrease in 1996 and 1995 was due primarily to the lower premiums written.

Investment Policy

     Insurance company investments must comply with the insurance law of the insurer's domiciliary state. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments within specified limits and subject to certain qualifications in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages, real estate and money market instruments. The TDI had taken issue with URIC's investment in Alpha Trust. This investment, which totaled $14,000,000 was made in January 1994. On September 19, 1996, the ADI placed Senate and SNLIC under supervision as a result of an investment in real estate that had been purchased from a former officer and director. Refer to Regulation for additional comment.

    The investment policy and investments of each of the Company's subsidiaries are determined by its Investment Committee, consisting of certain Directors, and all transactions are ratified by the Board of Directors.

     As of December 31, 1996, the Company has classified its fixed investments as Fixed Maturities Available for Sale. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale.

     The table set forth below reflects average investments and income earned thereon for the Company for each of the years in the three-year period ended December 31, 1996:
                                          Year Ended December 31,
    Dollars in thousands)                 1996       1995        1994
                                           ----       ----        ----
Average investments                      $16,091     $23,370    $48,338
Net investment income                      1,648       3,101      3,313
Average yield excluding income
  from Alpha Trust                          5.8%         6.8%      4.3%

    Net investment income for 1996, 1995 and 1994 includes interest income from Alpha Trust whose principal is not included in average investments. Net investment income included $712,000, $1,513,000 and $1,226,000 from Alpha Trust for 1996, 1995 and 1994, respectively. The decrease in yield for 1996 was attributable to the loss of income due to the default of Alpha Trust and a reserve against rental income for non-payment. The increase in average yield for 1995 compared with 1994 was attributable primarily to the general improvement in interest rates.

     The following table summarizes the combined cash, cash equivalents and investments of the Company as of December 31, 1996:
      (Dollars in thousands)             Amounts        % of Total

Cash and cash equivalents            $     943                5.5%
Short-term investments                   2,862               16.6
Common stocks                              942                5.4
Fixed maturities available for sale      9,682               56.0
Real estate                              2,581               14.9
Mortgage loans on real estate              154                 .9
Other invested assets                      120                 .7
                                         ------              -----
Total                                 $ 17,284              100.0%
                                        ======              =====
     The table set forth below indicates the carrying amount of the fixed maturities portion of the investment portfolio by year of maturity as of December 31, 1996:
Period from December 31, 1996                           Percent of
       to Maturity                            Amounts           Portfolio
------------------------------               ---------          ----------
       (Dollars in thousands)
One year or less                          $     3,343                34.5%
More than one year to five years                2,158                22.3
More than ten years                                10                 1.1
                                                -----                ----
Sub-total                                       5,608                57.9
Mortgage backed securities                      4,074                42.1
                                                ------               -----
Total                                       $   9,682               100.0%
                                                =====                ====

     All securities in the Company's fixed investment portfolio as of December 31, 1996 are rated A or better by Standard & Poor's Corporation or Moody's Investor Services.

Operations, Personnel and Management Agreements

     At December 31, 1996, URIC, Senate and Global had 3, 5 and 2 employees, respectively.

     Senate and AWL are parties to a management agreement (Senate Management Agreement) pursuant to which AWL provides management services to Senate. During 1996, 1995 and 1994, Senate expended $76,000, $74,000 and $60,000, respectively, pursuant to the Senate Management Agreement. Senate also obtains a majority of its medical stop-loss insurance and group business through subsidiaries of LAC. During 1996, 1995, and 1994, Senate incurred commission expenses of $525,000, $605,000 and $963,000, respectively, on this business. LAC pays a portion of these commissions to external brokers and subagents. As a result of the Chapter 11 filing, it is not certain under what conditions these relationships will continue.

Competition

     The P&C and A&H industry is highly competitive and competitors have taken advantage of Senate's relationship with UCIC and LAC. In addition, A. M. Best has downgraded Senate's rating to "under supervision". The Company's ability to retain customers under these circumstances is a significant challenge.

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

     The insurance laws of Arizona, Georgia and Texas provide that no person, as defined by the law may acquire control of an insurance company domiciled in that state, unless it has given notice to the insurance company and obtained prior written approval from the Commissioner of Insurance for such acquisition of control. Any purchaser of 10% or more of the Company in Georgia and Texas and 25% or more in Arizona would be presumed to have acquired control of the company, unless such presumption is rebutted.

     The NAIC, which is not itself a regulatory authority but makes recommend-ations to and takes other actions affecting state regulatory authorities, adopted a Risk-Based Capital (RBC) standard in the fourth quarter of 1993 for use by state insurance regulators. RBC is intended to be a "tool" for regulators to assess the capital adequacy of property and casualty insurers and to take action when capital under the standard is judged to be inadequate.
This standard has four action levels based upon the relationship of actual capital to RBC. The mildest action occurs at a level of 2.5:1. Based upon the RBC standards developed by the NAIC, all consolidated subsidiaries capital except URIC exceeded the authorized control level RBC by a substantial margin. URIC's ratio was .9:1. URIC is currently under more stringent requirements than those imposed by the RBC standards.

     Insurance regulations of the states in which the Insurance companies are domiciled limit the level of dividends that can be paid without the approval of the respective departments. Dividends can only be paid out of earned surplus and are generally based on a component of net income or similar measure or 10% of statutory surplus. Based upon 1996 results only SNLIC could pay a dividend. Its maximum dividend payable to Senate in 1997 is $20,000.

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

     The Texas Department of Insurance (TDI) conducted its regular examination of URIC as of March 31, 1993. TDI issued their audit report on May 25, 1994. On June 22, 1994, the TDI issued a confidential order creating a state of supervision and appointing a supervisor of the operations of URIC. The order was based upon disagreements with valuations of several assets, chief among them Alpha Trust, in financial statements filed by URIC with the TDI and upon net operating losses reported during the first quarter of 1994. On August 25, 1995 URIC was released from this order conditioned upon it achieving certain minimum policyholders' surplus and other goals. If URIC did not achieve these goals the TDI could place URIC into conservatorship. Under conservatorship, the TDI would assume all control and decision making authority during the period of conservatorship. As of December 31, 1995, URIC had not achieved all of these goals. On February 28, 1997 as a result of the bankruptcy filing by LIG's parent and other affiliates the TDI placed URIC under conservatorship. Under Texas insurance regulations an insurance company can remain in conservatorship 180 days before other action must be taken. Subsequent to the filing of URIC's 1996 Statutory financial statement which reflected policy-holder surplus of $3.5 million, the Company received reports from its actuary that the loss and LAE reserves related to pooling with UCIC could be between $6 million and $8 million higher than reported on URIC's statutory statement. This information has been received by the TDI. Based on minimum capital requirements and insolvency provisions of the Texas insurance law, the TDI has indicated that unless these reserves can be commuted or otherwise modified at an amount significantly less than presently stated the alternative would be to place URIC in liquidation.

    On September 19,1996 the ADI issued a Notice of Determination and Order of Supervision for Senate and SNLIC. This Order arose over Senate's purchase of real estate from a former officer and director and the subsequent loan of these proceeds to LGI. The Order could be abated upon demonstrating that the purchase was fair and reasonable and complies with applicable Arizona statutes and that Senate's controlling persons can meet their financial obligations without utilizing the assets of Senate or SNLIC except for dividends. If the Company should be unable to satisfy these items the ADI could place either or both companies under conservatorship. A hearing had been scheduled for November 18, 1996 but has been postponed at the request of the ADI.

     Global, Senate and SNLIC underwent their regular examinations as of December 31, 1993, by the respective insurance departments. The reports showed no material findings.

     The National Association of Insurance Commissioners (NAIC) annually calculates eleven financial ratios to assist state insurance regulators in monitoring the financial condition of P&C insurance companies. Many of these ratios are intended to express operating activity over a one or two year period as a factor of policyholders' statutory surplus. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance commissioners as to certain aspects of a company's business. Global fell outside the normal range on two ratios. Both were related to the winding down of Global's operations. URIC fell outside the normal range on four ratios. These ratios were outside the normal range as a result of the default of the Alpha Trust notes and adverse loss development. Senate fell outside the range on seven ratios as a result of the increase in non-admitted assets related to the bankruptcy filing by LGI and certain of its subsidiaries and decreases in premiums written and income.

     As a result of the financial difficulties, Best has downgraded URIC's and Senate's ratings to reflect the fact that they are under conservation or supervision.

Tax Legislation

     During 1996, the IRS did not issue any new regulations which would have any material impact on the Company's tax position.

ITEM 2.  PROPERTIES

    The Company occupies leased office space in Texas and Georgia. It occupies owned facilities at its corporate headquarters located in Schenectady, New York.

ITEM 3. LEGAL PROCEEDINGS

    In addition to the proceedings with the NYID, TDI and ADI discussed under Regulation, the Company is a defendant in other legal proceedings which Management believes will not have a material impact on the Company's financial statements. Management is defending these cases. As a result of an unpaid judgement against LIG and two codefendants, LIG's bank accounts have been frozen. The Company has filed suit against its former accountant and actuary seeking to recover damages for breach of contract and inaccurate certifications of the Company's 1992 and prior loss and loss adjustment expense reserves. The Company is seeking $250 million. The litigation is in its early stages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, there were no matters submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

    The Company's common stock was traded on the American Stock Exchange under the symbol of LWR. Trading of the Company's common stock was suspended by the American Stock Exchange (AMEX) from May 16, 1994 to August 29, 1995 due to the lack of current financial information. On August 30, 1995 trading was resumed, however, at that time the Company did not meet the minimum financial require-ments of the Exchange and delisting procedures could have been resumed in the future. Effective March 14, 1997 the Company consented to a delisting by AMEX as it did not meet the minimum financial requirements. Trading had been halted on March 4, 1997. It is expected that an over the counter market will develop for its shares.

    The high and low sales prices for each quarterly period are summarized in the following schedule:

                                        1996                  1995
Quarter Ended                      High       Low         High      Low
--------------                     ----       ---         ----      ---
March 31                            3/4       7/8          N/A       N/A
June 30                             3/4     1 1/8          N/A       N/A
September 30                        5/8     1            1 3/16      7/8
December 31                         3/8       3/4         15/16      7/8

     As of April 8, 1997, there were approximately 1,500 holders of the Company's common stock and 14,121,482 common shares were issued and outstanding. The Company has not declared or paid any dividends in 1996 or 1995.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following GAAP basis tables should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

                                                Year Ended December 31,
  ($ in thousands)              1996    1995    1994    1993     1992
Operating Data:                -----   -----   -----    -----    -----
Revenues:
 Net premiums earned           $3,571  $5,533  $5,221  $121,015 $131,799
 Net investment income          1,648   3,101   3,313     7,165   12,188
 Realized gains (losses)
  on investments              (12,673)   (743)   (598)   (5,471)   5,888
                               -----     -----   -----   -------  -------
    Total revenues             (7,454)   7,891   7,936  122,709  149,875
Operating expenses:
 Losses and loss
  adjustment expenses           8,249    5,402   4,019  148,437  107,583
 Losses-government pools           -        -       -       897    2,864
 Policy acquisition expenses        8    1,863   2,068   35,378   24,799
 Other operating expenses       1,519    1,769   1,360   14,771   14,706
                               ------    ------  ------ --------  -------
Total operating expenses        9,776    9,034   7,447  199,483  149,952
                               ------   ------   -----  -------  -------
Operating income (loss)       (17,230)  (1,143)    489  (76,774)     (77)
Equity in loss of non-
 consolidated subsidiary           -        -   (7,309)      -         -
Equity in earnings
  (loss) of investee               -        -     (103)     632       413
                               ------   ------   ------ --------    ------
Income (loss) before income
  taxes, minority interest and
  extraordinary items          (17,230)(1,143)  (6,923)  (76,142)     336
Income tax expense(benefit)       (133)  (282)     168       962     (919)
                                  ----   -----  -------   -------    -----
Income (loss) before minority
   interest and other items    (17,097)  (861)  (7,091)   (77,104)   1,255
Minority interest               (3,366)   219        -         -        -
Extraordinary gain                  -  38,387        -         -        -
Change in accounting principle      -      -         -         -      (233)
                                ------ ------   ------    --------    -----
Net income (loss)             $(13,731) $37,745 $(7,091) $(77,104) $ 1,022
                                =====    =====    =====    =====     =====

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                            Year Ended December 31,
                                1996     1995    1994        1993       1992
                                (Amounts in thousands, except per share data)

Balance Sheet Data:

Total investments                $16,341  $16,935  $27,994 $121,036 $181,818
Total assets                      29,701   46,502   67,041  257,315  305,018
 Reserves for losses
 and loss adjustment
 expenses (1)                     26,441   30,974   47,165  200,845  160,857
 Total stockholders'
 equity (deficiency)              (2,800)     145  (56,252) (19,251)  58,908

Per Share Data:
Net income(loss) before
  extraordinary items             $ (.97) $ (.05)  $  (.50) $ (5.46) $   .09
Net income (loss)                   (.97)   2.67      (.50)   (5.46)     .07
Dividends                             -       -         -       .27      .46
Total stockholders'
 equity (deficiency)              $ (.20) $  .01  $  (3.98) $ (1.36) $  4.17

Average shares
 outstanding                      14,121   14,121   14,121   14,121   14,121

Certain GAAP
 Financial Ratios:
Loss and LAE ratio                 231.0%  97.6%    77.0%   122.7%     81.6%
Losses - government
   pools ratio                       -       -       -         .7       2.2
 Acquisition expense
   ratio                              .2   33.7     39.6     29.2      18.8
 Dividend ratio                      -       -       -         .2        .2
 Underwriting expense
   ratio                            42.6   32.0     26.0     12.0      11.0
 Combined ratio                    273.8% 163.3%   142.6%   164.8%    113.8%

(1) Reserves for loss and loss adjustment expenses have been restated for the year ended December 31, 1992 to reflect the gross reporting provisions of Statement of Financial Accounting Standard No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      There have been several events in 1996 and early 1997 that have had a significant impact on the Company with some of the ramifications remaining unknown at this time. The Company recorded a net loss of $13,731,000 for the year. This compares with a loss before extraordinary gain of $642,000 for 1995 and a net loss of $7,091,000 in 1994. The losses in 1994 were essentially attributable to the operations of United Community Insurance Company (UCIC). Lawrence Group, Inc.(LGI) and eleven of its subsidiaries filed for bankruptcy under Chapter 11 on February 28, 1997. Senate Insurance Company (Senate) is heavily dependent upon several of the subsidiaries for marketing, underwriting and claims handling of its products. While Chapter 11 gives the filer protect-ion from creditors as it attempts to reorganize there is no guarantee that the reorganization will be successful or if it is what impact that may have on the Company.

     All significant intercompany transactions have been eliminated in consolidation. Amounts in 1994 include UCIC financial results only through the date of the Order of Rehabilitation (July 7, 1994) and on an unconsolidated basis (ie. results of operations are reflected as "Equity in loss of non-consoldated subsidiary" and the Company's investment as "Deficit of non-consolidated subsidiary"). As a result of the formal order of liquidation entered on November 10, 1995 the Company reversed these amounts resulting in the extraordinary gain.

     URIC had been under a confidential order of supervision by the Texas Department of Insurance (TDI) since June, 1994, until its release on August
25, 1995. As a condition to the release of the order the Company agreed to achieving certain financial goals. The financial goals included increasing statutory surplus to $8 million at December 31, 1995. The statutory surplus as filed with the TDI at December 31, 1995 was $6.6 million and $3.6 million at December 31, 1996. These amounts did not include the effect of the loss and LAE adjustments of approximately $4.0 million and $7.8 million at December 31, 1995 and 1996, respectively, included in the accompanying financial statements. The TDI could have placed URIC under conservatorship at any time based upon the 1995 policyholder surplus. Under conservation, the TDI assumes all control and decision making authority during the rehabilitation period. On February 28, 1997, as a result of the bankruptcy filing by LIG's parent and eleven of its subsidiaries the TDI did place URIC into conservatorship. Under Texas insurance regulations an insurance company can remain in conservatorship 180 days before other action must be taken. Subsequent to the filing of URIC's 1996 Statutory financial statement which reflected policyholder surplus of $3.6 million, the Company received a report from its actuary that indicated that the reserves related to pooling with UCIC could be between $7 and $10 million higher than reported on URIC's statutory statement. This information has been received by the TDI. Based on minimum capital requirements and insolvency provisions of the Texas insurance law, the TDI has indicated that unless these reserves can be commuted at an amount significantly less than presently stated, the alternative would be to place URIC in liquidation.

      On September 19, 1996, as a result of the purchase of real estate by Senate Insurance Company (Senate) from Barbara Lawrence, a former owner and director, the State of Arizona Department of Insurance (ADI) placed Senate and Senate National Insurance Company (SNLIC) under supervision. A hearing was to be held by November 19, 1996, in order to ascertain that the transaction was fair and that the obligations of LGI could be met without utilizing the assets of these companies. The hearing has been postponed at the request of the ADI.

     Global Insurance Company (Global) resumed writing business on a modest scale beginning in the fourth quarter of 1996.

Results of Operations

     For 1996, the Company recorded a net loss of $13,731,000. For 1996, realized losses on investments totaled $12,673,000 and underwriting losses totaled $6,205,000. These were partially offset by investment income and the minority interest share of the losses. For 1995, the Company recorded net income of $37,745,000 including the extraordinary gain related to UCIC of $38,387,000. Net loss from ongoing operations was $642,000. The Company's results for 1996 and 1995 continued to be adversely impacted by adverse development related to URIC's pooling agreement with UCIC, partially offset by Company's ability to commute several reinsurance agreements at favorable terms. For 1994, the Company lost $7,091,000 as LIG recorded a loss related to UCIC of $7,307,000 for the first six months of 1994. In addition to the loss related to UCIC's own operations since UCIC owns 21.4% of URIC, LIG does not consolidate the full amount of income or loss earned by URIC. For 1994, this amounted to $2,000 in URIC earnings not consolidated by LIG. Excluding UCIC for 1994, the Company would have earned $216,000.

    Net Premiums Earned: Net premiums earned represent the pro rata portion of the business written in the calendar year plus amounts carried over from the prior year that are taken into revenue in the current period reduced by applicable reinsurance.

     Net premiums earned for 1996 totaled $3,571,000 compared with $5,533,000 for 1995 and $5,221,000 for 1994. The decrease in 1996 was due primarily to the continued decline in the accident and health (A&H) business. The increase from 1994 to 1995 was attributable primarily to favorable adjustments to URIC assum-ed premiums partially offset by the decrease in Senate's stop loss business.

      Net Investment Income: Net investment income was $1,648,000 for 1996, $3,101,000 for 1995 and $3,313,000 for 1994. The decrease for 1996 compared to 1995 was due to the loss of interest from the Alpha Trust due to default and a valuation reserve established for rent due from an affiliate as a result of its bankruptcy filing and the lower level of invested assets of the Company. The decrease for 1995 compared with 1994 was due to the lower level of invested assets as yields were higher.

     Realized Gains (Losses) on Investments: Realized losses for 1996 totaled $12,673,000 and consisted of gains of $739,000 on the sale of Mechanical Technology, Inc. (MTI) common stock to LGI offset by the charge off to operations of the unpaid balance of the Alpha Trust ($13,093,000) and by valuation allowances established against amounts due from affiliates as a result of the Chapter 11 bankruptcy filing of LGI and certain subsidiaries. Since Receivable from Alpha Trust was carried as a contra equity account in stockholders' equity the impact on total stockholders' equity of this charge off was $0. The Realized losses for 1995 totaled $946,000 and were related to the loss on the disposition of notes of Aquatic Development Corporation and losses on fixed investments. Realized gains totaled $203,000. Realized losses totaled $598,000 for the year 1994 with approximately $503,000 due to the write down of an equity investment in Aquatic Development Corporation.

     Losses and Loss Adjustment Expenses: Loss and LAE totaled $8,249,000 for 1996 compared with $5,402,000 for 1995 and $4,019,000 for 1994. The increase in 1996 compared with 1995 was attributable primarily to higher adverse develop-ment of losses related to the pooling agreement with UCIC . The increase for 1995 vs 1994 was attributable to the adverse impact of URIC's pooling agreement with UCIC partially offset by favorable results related to the commutation of several reinsurance agreements and the reduced business volume at Senate. In addition, for 1994 the Company incurred losses of approximately $1,600,000 related to the Northridge, California earthquake for which it had no counterpart in 1995.

     Reinsurance assumed loss and LAE expenses have been adversely impacted by the pooling agreement with UCIC. Earned premium in 1994 was negative as a result of a moratorium on new business and adjustments to retrospectively rated treaties as some of these treaties showed favorable loss experience in 1994. The favorability was offset by losses incurred of approximately $1,600,000 related to the Northridge California earthquake.

    The accident and health business, which constitutes the current majority of the Company's business, continues to enjoy good results although the trend has been unfavorable. The loss and LAE ratio was 64%, 52% and 38% for 1996, 1995 and 1994, respectively as some customers who had been experiencing excellent loss ratios have in a number of instances selfinsured or kept higher retentions. Senate has also been impacted by the publicity surrounding UCIC and LGI and its subsidiaries.

     Loss and LAE are based on the ability to collect from reinsurers amounts due under reinsurance contracts. URIC's reinsurance is allocated to numerous companies. Senate reinsured through Lloyd's of London on a combined quota share/excess of loss basis. Senate claims with insureds are settled quickly and reimbursed by Lloyd's of London promptly. This minimizes any significant credit risk associated with longer tail business where premiums are remitted to reinsurers long before claims are paid and reimbursed. Global has quota share reinsurance spread among a number of companies. Management believes the credit risk to be minimal.

     Policy Acquisition Costs: Commissions and other acquisition expenses were approximately $8,000 in 1996, $1,863,000 in 1995 and $2,068,000 in 1994. The
changes in policy acquisition costs for these years are attributable to the change in the volume of business, changes in the mix of business from premium with a lower commission rate to premium with a higher commission rate and changes in reinsurance ceding commission income. The Company offsets reinsurance ceding commission income against commissions and other acquisition costs to arrive at the Company's net expense. The Company's net expense is impacted by changes in reinsurance ceding commission, in addition to changes in direct commissions associated with the Company's direct and assumed premium.

     Policy acquisition expenses decreased in 1996 primarily as a result of adjustments to incentive rated reinsurance contracts of URIC and lower premium volume at Senate. Policy acquisition expenses for 1995 decreased by $205,000 compared with 1994 primarily as a result of lower premium volume at Senate.

    Other Operating Expenses: The Company's other operating expenses were approximately $1,519,000, $1,769,000 and $1,360,000 for the years ended Decemb-er 31, 1996, 1995 and 1994, respectively. Other operating expenses for 1996 and 1995 reflected increased costs of litigation relative to URIC and the TDI as well as costs associated with complying with other regulatory agencies as well as additional costs associated with positioning the Company to be able to move forward in 1996 compared with 1994.

    Equity in Earnings of Investee: During 1992, the Company acquired 49% of the outstanding common stock of MTI. The Company's pro rata share of MTI's undistributed earnings since the date of acquisition has been included in the Company's operating results in the amount of $(103,000) for 1994. Based upon events subsequent to December 31, 1993, the investment was written down as of December 31, 1993 to reflect an impairment.

     Income Taxes: For 1996, the Company recorded an income tax benefit of $133,000 reflecting primarily a truing up of prior years income tax receivables and payables. For 1995, the Company recorded a tax benefit of $282,000 representing an amount recoverable against prior expense by URIC partially offset by a provision for state income taxes of Senate. For 1994, the Company recorded a tax expense of approximately $168,000 which consisted of state income taxes due. The statutory Federal rate was 34% for 1996, 1995 and 1994.

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

     During 1994 the Company implemented SFAS No. 115 - "Accounting for Certain Investment in Debt and Equity Securities." This requires that fixed investments be classified into categories for financial statement presentation: Fixed Maturities Held to Maturity and Fixed Maturities Available for Sale. Fixed Maturities Held to Maturity are carried at amortized cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale include securities that Management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other similar economic factors, as well as to fund catastrophic losses and other unexpected cash needs. Fixed Maturities Available for Sale are carried at fair value after 1993. After 1994 the Company considered all fixed investments to be available for sale.

     Operating activities used cash and cash equivalents of approximately $6,349,000, $8,233,000 and $18,221,000 in 1996, 1995 and 1994, respectively.
The decrease in operating cash flow for the three years reflects the reduction in premiums written and the change in income from underwriting operations and the reduction in investment income. In addition, in January, 1994, UCIC and URIC loaned $13,000,000 and $14,000,000, respectively, to Alpha Trust. These loans consisted of term notes with differing maturities and repayment schedules with the initial principal repayment commencing April 1, 1996 and ending on January 1, 2001. Interest is at the prime rate plus 2%. Interest is payable quarterly beginning April 1, 1994. Alpha Trust loaned $27,000,000 to Lawrence Group, which owns approximately 93% of the Company. This represented a use of cash by URIC of $14,000,000. Principal and interest payments due after July 1, 1996 are in default and LGI has filed for bankruptcy under Chapter 11. On April 4, 1996, Senate purchased real estate from Barbara Lawrence (a former owner and director). This utilized $2,600,000 of cash and short term invest-ments. This property was also subject to a blanket mortgage (approximately $2.9 million at December 31, 1996) of the previous owner being held by a
financial institution   The previous owner filed for protection under the
federal bankruptcy laws and it is uncertain as to what impact this may have on LIG.

     A significant portion of the parent company's internal sources of funds historically consisted of dividends from its subsidiaries. Since the insurance subsidiaries are subject to regulatory restrictions on the amount of dividends that may be paid, their earnings are not necessarily available to the Company on a current basis. The restrictions are generally based on specific levels of statutory surplus and investment income, as determined under statutory insurance accounting practices. Based upon their restrictions as of December 31, 1996, the insurance subsidiaries will not be able to pay any dividends to the Company during 1997 without prior approval of regulatory authorities. Dividend payments from the Company's subsidiaries have been suspended since the fourth quarter of 1993 due to statutory limitations. Dividends from the Company to its shareholders have also been suspended pending future dividends from the subsidiaries.

    In the absence of dividends from its subsidiaries the Company has had to rely on tax refunds and other miscellaneous sources of cash to fund its own activities. While these requirements are not expected to be substantial it is uncertain to what degree they can be met in the future. Senate, Global and SNLIC are deemed to have ample cash and invested assets to meet their foreseeable cash requirements. However, it is uncertain that URIC can meet it long term cash requirements if the loss and LAE reserves related to pooling are not commuted or otherwise modified substantially.

Economy

     Periods of economic recession and inflation can have varying effects on members of the insurance industry. Due to the current nature of the Company's operations it is not anticipated that fluctuations in the economy would have a significant impact on the Company. The underwriting policy of each subsidiary is geared to obtaining an adequate return for the risk it is underwriting. For example, policies exclude environmental and pollution coverages, due to their uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     For the year ended December 31, 1996, the Company engaged the firm of Weaver and Tidwell L.L.P, Fort Worth, Texas as it Accountant. Coopers & Lybrand L.L.P. had been the Accountant for the preceding three years. There were no disagreements with the current or prior accountants during the time of their engagement.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of the Company at December 31, 1996 were as follows:

Name                      Age                     Position

Albert W. Lawrence        68           Chairman of the Board
Albert F. Kilts           51           Chief Executive Officer,
                                           President, Director
Floyd N. Adams            54            Treasurer

Randall F. Ezick          48            Secretary, Director

Nevin D. Harkness (1)     75            Director
Milos R. Knorr (1)        78            Director
William J. Mather         59            Director
Janet H. Lawrence         38            Director

(1) Member of the Audit Committee. All members of the Audit Committee serve only as Directors and have no management responsibilities with respect to the Company.

     All Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

     Mr. Lawrence has been a Director since June 30, 1986. Messrs. Harkness and Knorr became Directors on October 19, 1986. Mr. Mather became a Director on October 7, 1987. Mr. Kilts became a Director on December 8, 1994. Ms.
Lawrence became a director on June 20,1996.

     Albert W. Lawrence is the founder of Lawrence Group and its subsidiaries. He is the Chairman of the Board and Chief Executive Officer of Lawrence Group and has held various offices in the subsidiaries of Lawrence Group since prior to 1990.

     Albert F. Kilts has been President and Chief Executive Officer since May 1996 and had been Vice President and Treasurer of Lawrence Insurance Group, Inc. since December 1994 and Chief Operating Officer of LIG since May 1994. From October 1993 to July 1994 he also held several positions within UCIC.
He previously served as Corporate Auditor for Lawrence Management Group, Inc. from August, 1991 through September, 1993. From 1975 until joining the
Lawrence Group in August, 1991, Mr. Kilts was affiliated with Key Corp where he most recently served as Senior Vice President of Banking Administration at the parent company.

     Nevin D. Harkness had been a Director of UCIC since October 1983. During 1993, Mr. Harkness retired from the position of Chief Executive Officer and President of The Olympic Regional Development Authority, Lake Placid, New York. Mr. Harkness has been involved in the field of athletics as administrator and coach since prior to 1989.

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

     William J. Mather is President of Global, Senate, SNLIC and held various offices in various subsidiaries of Lawrence Group. He is currently the Chief Marketing Officer of Lawrence Group and was President of the LAC since prior to 1989 until February 1997. Mr Mather has resigned his positions as a director and officer of LIG and its subsidiaries effective March 21, 1997.

     Janet H. Lawrence has been President of Lawrence Healthcare Administrative Services (LHAS), which is a subsidiary of LAC since 1995. She previously served as Vice President of Litigation Management and Vice President of Product Development of UCIC. Prior to that she had been employed within LGI in positions of increasing responsibility since 1981.

     Randall J. Ezick has been Secretary of Lawrence Insurance Group, Inc. since April 1996. He has been General Counsel for Lawrence Group, Inc. since August 1995. Prior to that time he was stockholder in the law firm of Roemer and Featherstonaugh P.C. since 1989. During that time he was actively involved in providing legal services to Lawrence Group,Inc. And its subsidiaries. He is a member of the New York State and Albany county Bar Associations and the Defense Research Institute. Mr. Ezick resigned as a director and officer of the Company effective April 18,1997.

     Under the securities laws of the United States, the Company's Directors, its Executive Officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the SEC. The Company is required to report in this Form 10-K any failure to file during 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation that the Company and its subsidiaries paid or accrued for the year ended December 31, 1996 for Herbert F. Brantlinger and his successor, Albert F. Kilts as President and Chief Executive Officer of LIG. The Company did not have any other Executive Officer whose compensation exceeded $100,000 during 1996.
                                                     All other
                        Year     Salary     Bonus   Compensation
                        ----    --------   -------  -----------
 F. Herbert Brantlinger 1996    $ 75,912   $   -     $     -
                        1995     118,922       -           -
                        1994      96,827       -           -

Albert F. Kilts         1996     116,346       -           -

     The Company does not have any long-term compensation plans based upon the issuance of restricted stock awards, stock options and/or stock appreciation rights (SARs).

      Mr. Brantlinger resigned his positions effective April 19, 1996.

Compensation Committee Interlocks and Insider Participation

     There were no compensation interlocks. Mr. Kilts received an increase when he became President and CEO.

Retirement Plans

      URIC, Global and Senate are participating employers in a profit sharing plan under Section 401(k) of the Internal Revenue Code, maintained by Lawrence Group (401(k) Plan). The 401(k) Plan covers all employees of URIC, Global and Senate who have completed one year of service and have attained age twenty and one-half. Each year, URIC, Global and Senate contribute to the 401(k) Plan such amounts as the Boards of Directors, in their discretion, may determine. In addition, participants may elect to reduce their salary and to have such amounts contributed by the Company to the 401(k) Plan. The participants' accounts are fully vested at all times. The 401(k) Plan was adopted effective as of January 1, 1986. Cost were $0 in 1996, 1995 and 1994 for executive officers.

Directors' Fees

     Directors of the Company are paid $600 for each regular meeting of the Board of Directors which they attend.

 Five Year Performance Graph

     Comparison of Five-Year Cumulative Returns Among the Company, American Stock Exchange Composite ("AMEX") and the Insurance
Industry Listed Companies:

                                               Year ended December 31,
                                         ----------------------------------
                                         1991  1992  1993  1994  1995 1996
                                         ----  ----  ----  ----  ---- ----

LIG                                       100    83    35   25     16   7
AMEX Stock Market(US)                     100   105   124  116    149 159
NYSE,AMEX,NASDAQ listed
 insurance carriers                       100   128   139  130    188 226

     The Stock Performance Graph, as presented above, reflects the cumulative return on the common stocks of the Company, AMEX and the Insurance Industry, respectively, assuming an original investment in each of $100 on December 31, 1991 (the "base") and reinvestment of quarterly dividends. Cumulative returns for each fiscal year subsequent to 1991 are measured as a change from this base.

     Since 1991, the Company's return declined substantially, reflecting an earnings decline in 1992 and significant losses for 1993 and 1994. Trading in the Company's stock was suspended on May 13, 1994. The suspension was lifted on August 30, 1995. Trading has been in a narrow range since the suspension was lifted. On March 3, 1997 trading in the Company's stock was halted by AMEX and the Company delisted as of March 14, 1997.
 .
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the holdings of Common Stock by each of the Company's Directors and by all Officers and Directors as a group as of December 31, 1996. Except as otherwise indicated, to the Company's knowledge all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

                                                   Percent of
Name of Beneficial Owner   Beneficial Ownership  Outstanding Shares

Albert W. Lawrence (1)          13,157,769                 93.2 %
Nevin D. Harkness                      300                     *
Milos R. Knorr                       3,000                     *
William J. Mather (2)               27,664                     *
Albert F. Kilts                         -                      *
Randall J. Ezick                        -                      *
Janet H. Lawrence                      196                     *
All Officers and Directors
 as a group (1)(2)              13,190,130                 93.4%

*Less than 1%

(1) Includes 13,144,395 shares held by Lawrence Group. In addition, there are 8,374 shares in the account of Mr. Lawrence in the 401(k) Plan.

(2)  Includes 26,839 shares in the account of Mr. Mather in the 401(k) Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     URIC, Global and Senate with the approval of the requisite state insurance departments sold their shares of MTI stock to LGI for $739,000 in 1996. The carrying value of the stock had previously been written down to $0 in 1994.

     Since August 1996, Global has subleased office space located in Atlanta, Georgia to LAC. Annual rent is $30,000.

     The Company's subsidiaries held various notes receivable and other receivables from various Lawrence Group affiliates at December 31, 1996. Based upon the bankruptcy filing the Company has established a valuation allowance totaling $545,000 reducing the balance to $0. Interest income earned with respect to these receivables totaled $9,000, $11,000 and $40,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Senate obtains a significant portion of its business from LAC to which it pays commissions. These commission expenses totaled $525,000, $605,000 and $963,000 in 1996, 1995 and 1994, respectively. LAC pays a portion of these to external brokers and subagents. Senate also pays AWL for management services associated with Senate business. These payments were $76,000, $74,000 and $60,000 for 1996, 1995 and 1994, respectively.

     URIC loaned $14,000,000 to Alpha Trust which in turn invested in notes issued by Lawrence Group, which owns approximately 93% of the Company during 1994. Principal payments totaling $908,000 were made during 1996. The loan is currently in default and LGI filed for protection under Chapter 11 of the
Federal Bankruptcy Law.   Based on the above, the remaining balance was written
off in 1996.  There was no impact on stockholder's equity.

     At December 31, 1996 URIC carried a $120,000 note receivable from a corporation owned by Albert Lawrence, the ultimate parent of LIG. Interest earned in 1996 totaled $16,000.

     At December 31, 1996, URIC carried a note payable due to LGI of $300,000. Interest is at 8%. LIG had received advances of $210,000 from affiliates which were outstanding at December 31, 1996.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

     The 1996 financial statements listed on the accompanying Index to Financial Statements and Financial Statement Schedules Covered by Report of Independent Accountants are filed as part of this report.

    2.  Schedules

    The 1996 schedules listed on the accompanying Index to Financial Statements and Financial Statement Schedules Covered by Report of Independent Accountants are filed as part of this report.

    3.  Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K

     On December 18, 1996, the Company reported that the Board of Directors had approved Weaver and Tidwell L.L.P. as its accountants for 1996. The Board decided not to retain Coopers & Lybrand L.L.P. who had been its accountants for the preceding three years. For the two preceding years and the interim 1996 period there had been no disagreements with the previous accountants nor did their reports contain any adverse opinions or disclaimers.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             LAWRENCE INSURANCE GROUP, INC.
                                        (Registrant)

Dated:    April 9, 1997              By: /s/ ALBERT F. KILTS
                                   ------------------------------
                                   Albert F. Kilts
                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name                           Title                       Date

/s/ ALBERT W. LAWRENCE      Chairman of the Board      April 9, 1997
Albert W. Lawrence

ALBERT F. KILTS             President and Director     April 9, 1997
Albert F. Kilts         (Principal Executive Officer)

/s/ FLOYD N. ADAMS          Treasurer                  April 9, 1997
Floyd N. Adams          ( Principal Accounting
                           and Financial Officer)

/s/ RANDALL J. EZICK      Secretary and Director        April 9, 1997
Randall J. Ezick

/s/ NEVIN D. HARKNESS     Director                       April 9, 1997
Nevin D. Harkness

/s/ MILOS R. KNORR        Director                       April 9, 1997
Milos R. Knorr

/s/ JANET H. LAWRENCE     Director                       April 9, 1997
Janet H. Lawrence

                 LAWRENCE INSURANCE GROUP, INC.
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           AND FINANCIAL STATEMENT SCHEDULES

                        ITEM 14 (a)
                                                                   Form 10-K

                                                                      Page

Reports of Independent Auditor                                          28

Consolidated Balance Sheets as of December 31, 1996 and 1995            29

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                      31

Consolidated Statements of Stockholders' Equity (Deficiency)
  for the Years Ended December 31, 1996, 1995 and 1994                  32

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996, 1995 and 1994                                33

Notes to Consolidated Financial Statements                              35

Schedules:
    I - Summary of Investments Other than Investments
        in Related Parties at December 31, 1996                         51

   II - Condensed Financial Information of Registrant
        at December 31, 1996 and 1995 and for the Years
        Ended December 31, 1996, 1995 and 1994                          52

  III - Supplementary Insurance Information for the
        Years Ended December 31, 1996, 1995 and 1994                    55

  IV - Reinsurance for the Years Ended December 31,
        1996, 1995 and 1994                                             58

   V - Valuation and Qualifying Accounts for the
        Years Ended December 31, 1996, 1995 and 1994                    59

  VI - Supplementary Information Concerning Property
        and Casualty Insurance Operations for the
        Years Ended December 31, 1996, 1995 and 1994                    60









                        INDEPENDENT AUDITOR'S REPORT


     We have audited the consolidated financial statements and the financial statement schedules of Lawrence Insurance Group, Inc. and subsidiaries (the Company) as of and for the year ended December 31, 1996 as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audit. The 1995 and 1994 financial statements were audited by other auditors whose report dated April 8, 1996 on those statements included an explanatory paragraph that described the regulatory actions against the Company discussed in Note 1 to the financial statements.

     We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to ob-tain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawrence Insurance Group, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     The accompanying consolidated financial statements and financial state-ment schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, a subsidiary, United Republic Insur-ance Company (URIC), was under confidential supervision by the Texas Depart-ment of Insurance (TDI) under an order issued in June 1994. On August 25, 1995, the Commissioner of Insurance of the TDI issued a Release From Confid-ential Supervision Order and an Article 1.32 Order of Consent for URIC. The effect of these orders was to release URIC from confidential supervision contingent upon increasing its statutory policyholder surplus to $8 million and other administrative requirements. In addition, an Appointment of Conservator by Consent was signed by URIC and could be executed by TDI should URIC fail to abide by the above mentioned financial and other administrative requirements. URIC has failed to meet several of these requirements, including the policy-holder surplus requirements. URIC could have been placed in to conservatorship by the TDI at any time. On February 28,1997, as a result of the filing of bankruptcy by the Company's parent and various other related entities, the TDI placed URIC into conservatorship. Additionally, subsequent to the filing of URIC's 1996 statutory financial statement which reflected policyholder surplus of $3.5 million, the Company received reports from its actuary which resulted in an increase to URIC's loss and loss adjustment expense reserves of approximately $8 million. Based upon minimum capital requirements and insolvency provisions of the Texas insurance law, the TDI has indicated that unless these reserves can be commuted or otherwise modified at an amount significantly less than presently stated, the alternative would be to place URIC into liquidation. As discussed further in Note 1, Senate Insurance Comp-any (Senate), a subsidiary of URIC, and Senate National Life Insurance Company (SNLIC), a subsidiary of Senate, were placed under supervision of the Arizona Department of Insurance on September 19,1996, as a result of Senate's purchase of real estate from a former owner and director of the company. They remain under supervision. The above actions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Weaver and Tidwell L.L.P.
Fort Worth, Texas
April 9, 1997






               LAWRENCE INSURANCE GROUP, INC.
                 CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                           (SEE NOTES 1 & 2)





($ in thousands)                                        December 31,
                                                     -------------------
                                                        1996         1995
                                                       -------     -------
Investments:
  Fixed maturities available for sale, at
    fair value (Amortized Cost: 1996 - $9,915,
    1995 - $3,875)                                      9,682        3,921
  Equity securities, at fair value
    (Cost: 1996 and 1995 - $997)                          942          941
  Short-term investments, at cost which
    approximates fair value                             2,862       11,898
  Real estate at cost less depreciation (1996-$19)      2,581           -
  Mortgage loans on real estate, at
    aggregate outstanding principal balance               154          171
  Other invested assets, at cost which
    approximates fair value                               120            4
                                                       -------        ------
    Total investments                                  16,341       16,935
Cash and cash equivalents                                 943        5,688
Accrued investment income                                 159          475
Accounts receivable (Net of allowance for
  doubtful accounts of $0 in 1996 and 1995)             5,279       10,777
Reinsurance recoverable                                 1,695        5,690
Reinsurance receivable                                  3,891        5,764
Prepaid reinsurance premiums                              243           44
Deferred policy acquisition costs                          64           68
Property and equipment, net                                11           23
Income taxes recoverable                                    5           69
Other assets                                            1,070          969
                                                      --------     -------
Total assets                                          $29,701     $ 46,502
                                                       ======       ======








  See accompanying notes to consolidated financial statements.






                  LAWRENCE INSURANCE GROUP, INC.
                   CONSOLIDATED BALANCE SHEETS
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                         (SEE NOTES 1 & 2)

($ in thousands)                                         December 31,
                                                        _ ___________
                                                       1996       1995
                                                     -------    --------
Liabilities:
  Reserves for losses and loss adjustment
    expenses                                         $26,441   $ 30,974
  Unearned premiums                                      719        505
  Reinsurance balances payable                         3,401     11,526
 Accrued expenses and other liabilities                  882        955
  Payable to affiliate, net                              597        441
  Income taxes payable                                     2        113
  Excess of fair value of acquired subsidiaries
    over purchase price                                  459      1,414
                                                       ------    -------
  Total liabilities                                   32,501     45,928
                                                     -------     -------
Contingencies and commitments (Notes 7 & 8)               -          -
Minority interest                                         -         429
                                                        ----       ----
Stockholders' equity (deficiency):
  Preferred stock, $.01 par value; 2,000,000
    shares authorized; no shares outstanding              -           -
  Common stock, $.01 par value; 20,000,000
    shares authorized; 14,121,482 shares
    issued and outstanding                                141        141
  Additional paid-in-capital                           39,739     39,739
  Net unrealized losses on investments
    (Net of deferred income tax of $0
    in 1996 and 1995)                                    (226)        (8)
  Receivable from Alpha Trust (Note 3)                     -     (11,004)
  Accumulated deficit                                 (42,454)   (28,723)
                                                       -------   --------
    Total stockholders' equity (deficiency)            (2,800)       145
                                                        ------     -----
Total liabilities and stockholders' equity (deficiency)$29,701   $46,502
                                                        =====      =====



 See accompanying notes to consolidated financial statements.

               LAWRENCE INSURANCE GROUP, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS
                            (SEE NOTES 1 &  2 )
 (Amounts in thousands except               Year Ended December 31,
 per share data)                          --------------------------
                                           1996       1995       1994
                                          --------   --------   --------
Revenues:
  Net premiums earned                     $3,571    $5,533     $5,221
  Net investment income                    1,648     3,101      3,313
  Realized (losses) on investments       (12,673)     (743)      (598)
                                         -------     -----    -------
    Total revenues                        (7,454)    7,891      7,936
Operating expenses:
  Loss and loss adjustment expenses        8,249     5,402      4,019
  Policy acquisition expenses                  8     1,863      2,068
  Other operating expenses                 1,519     1,76       1,360
                                          ------     ------    -------
    Total operating expenses               9,776     9,034      7,447
                                          ------     ------    -------
Operating income (loss)                  (17,230)   (1,143)       489
Equity in loss of non-consolidated
   subsidiary                                 -         -      (7,309)
Equity in (loss) of investee                  -         -        (103)
                                          ------     ------    -------
Loss before income taxes, minority
  interest and extraordinary gain        (17,230)   (1,143)    (6,923)
Income tax expense (benefit)                (133)     (282)       168
                                          ------     ------    -------
Net income (loss) before minority
  interest and extraordinary gain        (17,097)     (861)    (7,091)
Minority interest                         (3,366)      219          -
                                          ------      ------   -------
Net loss before extraordinary gain       (13,731)     (642     (7,091)
Extraordinary gain (net of $0 tax)            -     38,387          -
                                          ------   --------    -------
Net income (loss)                       $(13,731)  $37,745   $ (7,091)
                                          =====     =====       =====
Per share data:
 Income (loss) before
    extraordinary gain                   $ (.97)   $ (.05)   $  (.50)
  Extraordinary gain                         -       2.72         -
                                          -------    -------    --------
Net income (loss)                        $ (.97)  $  2.67    $  (.50)
                                            ===       ===        ===
Average shares outstanding                14,121    14,121     14,121

See accompanying notes to consolidated financial statements






                 LAWRENCE INSURANCE GROUP, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
($ in thousands)                                            Net unreal-
                                                            ized gains
                                                   Add'l    (losses) on
                                Preferred Common  Paid-in  investments
                                 Stock     Stock  Capital   net of tax
                                --------  ------  --------  ----------
Balance at January 1, 1994         -        141    39,739       246
Change in net unrealized gains                               (2,910)
                                 ------   ------  -------    -------
Balance at December 31, 1994        -       141    39,739    (2,664)
Change in net unrealized losses                               2,656
                                 ------   ------  -------    -------
Balance at December 31, 1995        -       141    39,739        (8)
Change in net unrealized losses                                (218)
                                 ------   ------  --------   -------
Balance at December 31, 1996    $   -     $ 141  $ 39,739    $ (226)
                                   ===      ===    =====        ===
                                Receivable   Retained Stockholders'
                                  from       earnings    equity
                               Alpha Trust   (deficit) (deficiency)
                                -----------  ----------  -----------
Balance at January 1, 1994          -        (59,377)    (19,251)
Change in net unrealized gains                            (2,910)
Net loss                                      (7,091)     (7,091)
Receivable from Alpha Trust     (27,000)                 (27,000)
                                -------       -------    -------
Balance at December 31, 1994    (27,000)     (66,468)    (56,252)
Change in net unrealized losses                            2,656
Net income                                    37,745      37,745
Liquidation of subsidiary        15,996                   15,996
                                 ------      -------     --------
Balance at December 31, 1995    (11,004)     (28,723)        145
Change in net unrealized loss                               (218)
Net loss                                     (13,731)    (13,731)
Received from Alpha Trust           713                      713
Writeoff of Alpha Trust          10,291                   10,291
                                -------     ---------     -------
Balance at December 31, 1996   $     -    $  (42,454)    $(2,800)
                                  =====       =====        ====


See accompanying notes to consolidated financial statements.







                 LAWRENCE INSURANCE GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS


($ in thousands)                                    Year Ended December 31,
                                                    -----------------------
                                                  1996       1995     1994
                                                -------     -------    --------
Operating activities:
 Net income (loss)                              $(13,731) $37,745  $(7,091)
 Adjustments to reconcile net income
   (loss) to net cash and cash
   equivalents used in
   operating activities:
 Realized losses on investments                   12,673      743      598
 Equity in loss of
    non-consolidated subsidiary                       -              7,309
 Equity in (earnings) loss of investee                -        -       103
 Minority interest in subsidiary                  (3,366)    (219)      -
 Extraordinary gain                                   -   (38,387)      -
 Depreciation and amortization                      (904)  (1,061)  (1,047)
 Accrued investment income                           315      194     (426)
 Accounts receivable                               5,498    1,690    3,959
 Reinsurance recoverable                           3,995    8,018   (3,289)
 Reinsurance receivable                            1,873    1,557    3,382
 Prepaid reinsurance premiums                       (199)     424     (111)
 Deferred policy acquisition costs                     4      220    2,220
 Income taxes recoverable                            (46)      81    2,503
 Other assets                                       (101)     454    3,876
 Reserves for losses and loss
   adjustment expenses                            (4,533) (16,191) (30,654)
 Unearned premiums                                   215     (880) (12,880)
 Reinsurance balances payable                     (8,125)  (1,790)  14,287
 Accrued expenses and other
   liabilities                                        83     (831)    (960)
                                                   ------   ------   ------
   Net cash and cash equivalents
     used by operating activities                 (6,349)  (8,233) (18,221)
                                                  ------   ------  -------


     See accompanying notes to consolidated financial statements.

                               LAWRENCE INSURANCE GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

($ in thousands)                                  Year Ended December 31,
                                                  -----------------------
                                                   1996    1995     1994
                                                 -------  -------    -------
Investing activities:
 Proceeds on sales of:
  Fixed maturities held to maturity             $    -    $ 3,179   $     -
  Fixed maturities available for sale              2,037    5,090     7,760
  Other                                              739      682         -
 Proceeds on redemptions of:
  Fixed maturities held to maturity                  -      3,850         -
  Fixed maturities available for sale                984      286     2,192
  Other                                              464      520        -
 Payments for purchases of:
  Fixed maturities available for sale             (9,077)  (2,111) (12,997)
  Real estate                                     (2,600)      -        -
  Other                                             (885)      -    (2,260)
(Increase)decease short-term investments           9,035     (375)  23,144
                                                   ------   ------  ------
  Net cash & cash equivalents provided
    by investing activities                          697     11,121 17,839
                                                   ------    ------ ------
Financing activities:
  Receivable from Alpha Trust                        907         -  (14,000)
  Notes payable to affiliate                          -         300      -
                                                   -----     ------ --------
   Net cash and cash equivalents (used)
     provided by financing activities                907        300 (14,000)
                                                   -----      ------ -------
Increase (decrease) in cash and cash
  equivalents                                    (4,745)      3,188 (14,382)
Cash and cash equivalents -
  beginning of year                               5,688       2,500  16,882
                                                  ------      ------ -------
Cash and cash equivalents-end of year           $   943      $5,688 $ 2,500
                                                   ====        ====    ====
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes               (50)   $     24 $(3,324)
Non cash financing - elimination of Alpha
  Trust receivable due to liquidation  of subsidiary -      $15,996      -

   See accompanying notes to consolidated financial statements.

           LAWRENCE INSURANCE GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     Lawrence Insurance Group, Inc. (the Company or LIG) was incorporated in Delaware on June 30, 1986, as an insurance holding company, which is presently 93% owned by Lawrence Group, Inc. (Lawrence Group).

     Subsidiaries of the Company include United Republic Insurance Company
(URIC), Global Insurance Company (Global), Senate Insurance Company (Senate), Senate National Life Insurance Company (SNLIC), and Senate Syndicate, Inc. (Syndicate). Senate and Global are wholly owned subsidiaries of URIC. SNLIC is a wholly owned subsidiary of Senate. United Community Insurance Company
(UCIC) is no longer considered a subsidiary of the Company as a result of the Order of Rehabilitation issued on July 7, 1994 which transferred management and control to the New York Insurance Department (NYID) and the subsequent Order of Liquidation entered on November 10, 1995 by the New York Supreme Court, Schenectady County. URIC and Global, which are property and casualty insurance companies, had been in run-off since early 1994. Global resumed writing business during the fourth quarter 1996. Senate is an accident and health insurer doing business almost exclusively in New York. SNLIC and Syndicate are inactive.

(a)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of LIG and all wholly owned subsidiaries (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation. Amounts include the financial results of UCIC through the date of the Order of Rehabilitation on an unconsolidated basis, that is results of operations are reflected as "Equity in loss of non-consolidated subsidiary" and the Company's investment as "Deficit of non-consolidated subsidiary". The Company continued to reflect this liability until UCIC was entered into liquidation on November 10, 1995. See Note 2.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred substantial losses in 1993 and 1994 and 1996 and even though UCIC's stockholder's deficiency has been eliminated, the Company's subsidiaries continue to be adversely impacted by UCIC's demise.

     URIC had been under a confidential order of supervision by the Texas Department of Insurance (TDI) since June, 1994, until its release on August 25, 1995. As a condition to the release of the order the Company agreed to achieving certain financial goals. The financial goals included increasing statutory surplus to $8 million at December 31, 1995. The statutory surplus as filed with the TDI at December 31, 1995 was $6.6 million and $3.6 million at December 31, 1996. These amounts did not include the effect of the loss and LAE adjustments of approximately $7 million and $4 million at December 31, 1996 and 1995, respectively, described under (e) of Note 1. The TDI could have placed URIC under conservatorship at any time. Under conservation, the TDI assumes all control and decision making authority during the rehabilitation period. On February 28, 1997, as a result of the bankruptcy filing by LIG's parent and eleven of its subsidiaries the TDI did place URIC into conservatorship. Under Texas insurance regulations an insurance company can remain in conservatorship 180 days before other action must be taken. Subsequent to the filing of URIC's 1996 Statutory financial statement which reflected policyholder surplus of $3.5 million, the Company received reports from its actuary that the loss and LAE reserves related to pooling with UCIC could be between $6 million and $8 million higher than reported on URIC's statutory statement. This information has been received by the TDI. Based on minimum capital requirements and insolvency provisions of the Texas insurance law, the TDI has indicated that unless these reserves can be commuted or otherwise modified at an amount significantly less than presently stated the alternative would be to place URIC in liquidation.

     Senate and SNLIC were placed under supervision of the State of Arizona Department of Insurance (ADI) on September 19, 1996 as a result of Senate's purchase of real estate from Barbara Lawrence (a former director and owner of the Company) and concern over whether the ultimate parent (LGI) obligations could be met without utilizing the assets of Senate and SNLIC. They remain under supervision.

    In addition, liquidity for the parent company has deteriorated significant-ly and is expected to remain in that condition as its principal source of cash was dividends from its subsidiaries.

     Company management continues to work with the respective insurance departments on these and other issues and during the fourth quarter of 1996 Global was permitted to resume writing business. In addition, the Company has also filed suit against its former outside accountant and actuary seeking to recover damages for breach of contract and inaccurate certifications of the Company's 1992 and prior loss and loss adjustment expense (LAE) reserves. The amount being sought is $250 million. The litigation is in its early stages.

     The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles, which differ in certain respects from those followed by subsidiaries of the Company in their reports to regulatory authorities. See Note 8. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Certain amounts in the accompanying 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation. These reclassifications have no effect on consolidated net income (loss) or stockholders' equity (deficit).

(b)  INVESTMENTS

     Fixed maturities, which consist of bonds and notes, are presented as Fixed Maturities Available for Sale. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Unrealized gain or losses on securities carried at fair value are recorded directly in stockholders' equity, net of applicable deferred income tax. The estimated fair value of financial instruments has been determined using available information and appropriate value methodologies. The estimated fair value of financial instruments are not necessarily indicative of the amounts the company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value.

    Equity Securities, which consist of common stock are carried at fair value. Negotiable certificates of deposit are carried at cost which approximates fair value. Mortgage Loans on Real Estate are recorded at their aggregate outstanding principal balance; and Short-Term Investments are stated at cost which approximates market. Short-Term Investments consist primarily of commercial paper, repurchase agreements with banks and other financial institutions and treasury bills. Collateral loans are carried at cost which approximates fair value. Real estate is carried at depreciated cost which approximates fair value. Other Invested Assets, are carried at fair value.
See Note 3.

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

(d)  DEFERRED POLICY ACQUISITION COSTS

     The costs of acquiring new business, principally commissions and premium taxes are deferred and amortized as the related premiums are earned. The method used in computing deferred acquisition costs limits the amounts of such deferred costs to their net realizable value based upon the related unearned premiums and investment income less anticipated losses and loss adjustment expenses. The amortization of deferred acquisition costs results in a charge against current operations as follows:
     ($ in thousands)                             1996       1995      1994
                                                 -----    -------   -------
  Direct commission expense                     $ (43)    $ 1,803   $1,962
  Premium taxes                                    51          60      106
                                                  -----    ------   ------
                                               $    8     $ 1,863   $ 2,068
                                                   ===       ====      ====

     On the accompanying Consolidated Statements of Operations, commissions and premium taxes are presented as Policy Acquisition Expenses.

(e)  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

     As discussed in Note 4, URIC has a reinsurance pooling arrangement with UCIC. UCIC has provided the Company with estimates of URIC's share of its reserve for loss and LAE under the pooling agreement of approximately $12.5 million as of December 31,1996 and $12 million as of December 31, 1995. URIC had included approximately $5.5 and $8 million of these amounts in its statutory financial statements for the years ended December 31,1996 and 1995, respectively. The Company's independent actuary certified URIC's 1995 loss and LAE reserves of which this was a part. For 1996, URIC's actuary could not form an estimate of the impact of this pooling agreement on URIC's reserves at the time the statement was filed. The Company has included approximately $12.5 million and $12 million of these amounts in the accompanying balance sheets as of December 31, 1996 and 1995, respectively. The recording of the UCIC esti-mates for loss and LAE had the effect of decreasing the Company's net income and stockholders' equity by approximately $3.2 million for 1995 and $3.7 million for 1996. The following table provides a reconciliation of the Company's beginning and ending loss and LAE liability balances for 1996, 1995 and 1994:

                                                  Year Ended December 31,
                                                -------------------------
  ($ in thousands)                               1996      1995    1994
                                               ------    -------  -------
  Reserves for losses and LAE
    at January 1,                               $30,974 $ 47,165 $ 78,518
     Less reinsurance receivable                  5,764    7,320   10,701
                                                 ------   ------   ------
      Net balance at January 1                   25,931   39,845   67,817
  Provision for losses & LAE for claims
    occurring in the current year                 2,328    2,926    7,332
  Increase (decrease) in estimated
    losses and LAE for claims
    occurring in prior years                      5,921    2,476   (3,313)
                                                  ------  ------   -------
      Total incurred losses and LAE               8,249    5,402    4,019
                                                  ------  ------   -------
  Losses and LAE payments for claims
     occurring during:
                                                  Year Ended December 31,
                                                 -------------------------
  ($ in thousands)                                1996      1995      1994
                                                 ------    -------     -------
       Current year                              1,591      1,772      4,555
       Prior years                               9,318     18,265     27,436
                                                -------    -------   --------
       Total losses and LAE payments            10,909     20,037     31,991
                                               -------    -------    -------
  Net reserves for losses and LAE
    at December 31,                             22,550     25,210     39,845
  Reinsurance receivables                        3,891      5,764      7,320
                                               --------    ------    -------
  Gross reserves                              $ 26,441    $30,974    $47,165
                                                 ====      =====      =====

(f)  PREMIUM REVENUE

    Premium revenue, which is net of reinsurance ceded, is recognized as earned on a pro rata basis over the terms of the policies and includes audit premiums and estimates for retrospectively rated premiums. Accident/health unearned premiums are calculated on a monthly basis. Unearned premiums on the remaining lines of business are calculated on a monthly pro rata basis.

(g) AMORTIZATION OF EXCESS OF FAIR VALUES OF ACQUIRED SUBSIDIARIES OVER PURCHASE PRICES

     The excess of the fair value of the net assets of URIC and Global over the respective purchase prices at the dates of acquisition is being amortized on the straight-line basis over a period of seven years. Amortization in the amount of $954,000 for 1996 and $1,094,000 for 1995 and 1994 is reflected in the accompanying Consolidated Statements of Operations as a reduction of Other Operating Expenses.

(h)  INCOME TAXES

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

(I)  EARNINGS PER SHARE

     Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period.

NOTE 2 - NON-CONSOLIDATED SUBSIDIARY

     As a result of the order of rehabilitation and assumption of management and control of UCIC on July 7, 1994 by the NYID, the Company has included the results of UCIC for 1994 on a deconsolidated basis up to the point of the court order. On November 10, 1995 UCIC, with the Company's consent, was ordered liquidated and as a consequence the Company has no further legal or financial interest in UCIC except for any contractual arrangements that arose in the ordinary course of business and any tax consequences that may result from UCIC's continued inclusion in the consolidated federal income tax return.

     The following table presents condensed financial information for UCIC through July 7, 1994. Amounts exclude the effect of eliminating UCIC's 21.4% ownership of URIC which is included in the "Deficit of non-consolidated subsidiary" and "Equity in loss of non-consolidated subsidiary" on the balance sheet and statement of operations, respectively for 1994 and as "Minority interest" for 1996 and 1995.

   ($ in thousands)                              As of and for the period:
                  (Unaudited)                    January 1 to July 7,1994
                                                 ----------------------------
  Cash and invested assets                             $  50,872
  Amounts due from reinsurers                             48,990
  Premiums receivable                                      1,808
  Deferred policy acquisition expenses                     3,424
  Other assets                                             5,626
                                                          ------
  Total assets                                         $ 110,720
                                                         =======
   Reserves for loss and LAE expenses                   $132,201
  Unearned premiums                                       18,249
  Amounts due to reinsurers                               17,221
  Other liabilities                                          670
                                                         -------
          Total liabilities                              168,341
  Stockholder's deficiency                               (57,621)
                                                         -------
  Total liabilities and stockholders' deficiency       $ 110,720
                                                          ======
 Revenues                                             $   43,959
 Operating loss                                           (3,531)
 Net loss                                                 (7,307)

     In the fourth quarter of 1995 the Company recorded the following to eliminate the stockholder's deficiency carried for UCIC and record minority interest:
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

NOTE 3 - INVESTMENTS

     Net investment income for the Company was as follows:

         ($ in thousands)                   Year Ended December 31,
                                            -----------------------
                                             1996      1995      1994
                                           ------    ------      ------
  Investment income:
  Fixed maturities held to maturity        $    -    $  237     $  531
  Fixed maturities available for sale          492      433        538
  Equity securities                             52       55         46
  Short-term investments                       382      778        786
  Collateral loans                             712    1,514      1,258
  Mortgage loans on real estate                 14       15         19
  Other                                         40      119        166
                                             -----     -----     -----
    Total investment income                  1,692    3,151      3,344
  Less:  Investment expenses                    44       50         31
                                             -----    -----      ------
         Net investment income              $1,648   $3,101   $  3,313
                                              ====     ====       ====
     Realized gains (losses) on investments of the Company were:

       ($ in thousands)                   Year Ended December 31,
                                        --------------------------
                                              1996    1995     1994
                                            -----     -----    -----
   Fixed maturities held to maturity         $   -   $  203    $   -
   Fixed maturities available for sale         (7)     (249)      (95)
   Equity securities                          739        -       (503)
   Collateral loans                             -      (683)       -
   Other invested assets                     (313)      (14)       -
   Receivable from Alpha Trust            (13,092)        -        -
                                           ------      -----    -----
     Net realized losses
      on investments                     $(12,673)  $  (743)   $ (598)
                                           ======      ====     =====

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

     Proceeds from sales of fixed maturities available for sale during 1996, 1995 and 1994 were $2,037,000, $5,090,000 and $7,760,000, respectively. Gross gains of $0, $37,000 and $0, for 1996, 1995 and 1994, respectively, were
realized on those proceeds.   Gross losses of $7,000, $286,000 and $95,000 for
1996, 1995 and 1994, respectively were realized.

     Based upon the default in 1996 and subsequent bankruptcy filing of LGI and eleven of its subsidiaries, the Company charged off to operations the unpaid balance of the Receivable from Alpha Trust that was carried as a contra account in Stockholders' Equity. There was no impact on overall stockholders' equity as a result of this action.

     The amortized cost and estimated fair values of the Company's investments which are all classified as available for sale at December 31, 1996 are as follows:

  ($ in thousands)              ------ Gross ------          Esti-
                                  Amort-   Unrealized         mated
                                   ized     ----------         Fair
                                   Cost   Gains  Losses       Value
                               ------     ------ ------      ------
  Fixed maturities
  US Treasury securities and
    obligations of US government
    corporations and agencies      $5,018  $ 17 $    1       $ 5,034
  Obligations of states and
    political subdivisions            567     7      -           574
  Mortgage-backed securities        4,330     -    256         4,074
                                   ------   ----  -----        ------
  Total fixed maturities            9,915    24    257         9,682
  Equity securities                   997     -     55           942
  Short term investments            2,862     -     -          2,862
  Real estate                       2,581     -     -          2,581
  All other                           274     -     -            274
                                   ------   ----   ----       ------
 Investments available for sale   $16,629   $ 24  $ 312      $16,341
                                   ======    ===    ===       ======

     The amortized cost and estimated fair values of the Company's investments as of December 31, 1995 are as follows:

        ($ in thousands)                          ------- Gross ------  Esti-
                                             Amort-   Unrealized       mated
                                              ized     ----------       Fair
                                              Cost  Gains   Losses      Value
                                            ------  ------  ------      ------
Available for sale:
  Fixed maturities
  US Treasury securities and
    obligations of US government
    corporations and agencies              $ 2,336 $  22    $  -      $ 2,358
  Obligations of states and
    political subdivisions                     590    13       -          603
  Mortgage-backed securities                   949    11       -          960
                                             ------  ----   ----       ------
   Total fixed maturities
      available for sale                      3,875   46       -        3,921
  Equity securities                             997   -       56          941
  Short term investments                     11,898   -        -       11,898
  All other                                     175   -        -          175
                                             ------   ----    ----     ------
   Total investments available
      for sale                              $16,945  $  46  $  56     $16,935
                                              =====     ==     ==       =====
     The amortized cost and estimated market value of fixed maturities at December 31, 1996 and 1995 , by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are stated separately as such securities produce a principal return on a monthly basis. Fixed maturities available for sale are carried at fair value.
                                                    December 31, 1996
         ($ in thousands)                            Fixed maturities
                                                    Available for sale
                                                    ------------------
                                                   Amortized    Estimated
                                                      Cost      Fair value
                                                   -------       --------
  Due in one year or less                          $ 3,335       $ 3,343
  Due after one year through five years              2,145         2,158
  Due after ten years                                  105           107
                                                    ------        ------
     Subtotal                                        5,585         5,608
  Mortgage-backed securities                         4,330         4,074
                                                     ----          -----
     Total                                          $9,915        $9,682
                                                     =====         =====

                                                      December 31, 1995
         ($ in thousands)                               Fixed maturities
                                                       Available for sale
                                                       ------------------
                                                     Amortized    Estimated
                                                       Cost        Fair value
                                                    -------        --------
  Due in one year or less                            $ 2,286       $ 2,301
  Due after one year through five years                  150           155
  Due after five years through ten years                 385           396
  Due after ten years                                    105           109
                                                       ------        ------
     Subtotal                                          2,926         2,961
  Mortgage-backed securities                             949           960
                                                       -----         -----
     Total                                            $3,875        $3,921
                                                         ====        ====
    At December 31, 1996 and 1995, bonds and short-term investments with a carrying amount of $3,704,000 and $4,695,000, respectively, were on deposit with various regulatory authorities.

   At December 31, 1996, the Company wrote down $545,000 in amounts due from affiliates as a result of the bankruptcy filing by LGI and certain of its subsidiaries.

NOTE 4 - REINSURANCE

     Reinsurance is ceded under both pro rata and excess of loss arrangements. The Company utilizes reinsurance principally to reduce the net liability of its subsidiaries on individual risks and to protect against catastrophic losses.

     In addition to a quota share treaty with UCIC, URIC and UCIC also had a pooling agreement in effect during 1992 and 1993. The agreement was terminated effective January 1, 1994; however, each company is responsible for its share of all premium, losses and LAE incurred prior to that date. At December 31, 1996, URIC had a net liability to UCIC under these reinsurance agreements of approximately $10.6 million.

     Senate reinsures a portion of its exposure on a quota share/excess of loss basis and Global reinsures the business that it began writing during the fourth quarter utilizing quota share reinsurance.

     Premiums written, premiums earned and losses and loss adjustment expenses information by direct, assumed and ceded for the years ended December 31 is as follows:
      ($ in thousands)                         1996    1995     1994
                                             ------   ------  --------
   Premiums written:
     Direct business                        $4,417  $ 5,374  $  9,257
     Reinsurance assumed                       353    1,281   (12,172)
     Reinsurance ceded                      (1,280)  (1,520)   (4,855)
                                             -----   ------   -------
       Premiums written                     $3,490  $ 5,135  $  7,770
                                             ====      ====     ====
   Premiums Earned:
     Direct business                        $4,288  $ 5,444  $  9,515
     Reinsurance assumed                       365    2,091       451
     Reinsurance ceded                      (1,082)  (2,002)   (4,745)
                                             -----    -----    ------
       Premiums earned                      $3,571  $ 5,533   $ 5,221
                                             =====     ====     ====
   Losses and LAE
     Direct business                        $2,854  $ 4,292  $  3,646
     Reinsurance assumed                     6,211    3,510     4,054
     Reinsurance ceded                        (816)  (2,400)   (3,681)
                                             -----    -----     ------
         Losses and LAE                     $8,249  $ 5,402  $  4,019
                                             ====      ====      ====

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

NOTE 5 - INCOME TAXES

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

     At December 31, 1996, the Company had a net recoverable for income taxes of $5,000 for state income taxes.

   Income tax expense (benefit) attributable to income from operations consists of:

         ($ in thousands)                 1996    1995    1994
                                          ------  ------    ------
      Current U.S. Federal              $ (108)  $  (307)   $   -
      Current State                        (25)       25      168
                                          -----     -----    -----
          Total current                   (133)     (282)     168
                                          ----      -----     -----
       Total income taxes (benefit)     $ (133)   $ (282)   $ 168
                                           ===       ===      ===
     Income tax expense (benefit) attributable to pretax operating income (excluding equity in loss of non-consolidated subsidiary) differed from the expected amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:
                                                  Year Ended December 31,
                                                  -----------------------
     ($ in thousands)                               1996    1995    1994
                                                    ------  -----  --------
    Computed expected Federal tax
      expense (benefit)                          $(5,858)  $ (389)  $   131
    State income taxes, net of Federal
      income tax benefit                             (17)      17       109
    Change in valuation allowance                  6,198      702       105
    Amortization of negative goodwill               (324)    (372)     (372)
    Tax exempt investment income                      (9)     (17)      (44)
    Amortization of bonds                             -         -       (11)
    Other, net                                      (123)     (223)     250
                                                   -----      ----     ------
      Total income tax expense (benefit)          $ (133)   $ (282)  $  168
                                                     ===       ===      ===

     The tax effects of the Company's temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 (excluding those associated with its non-consolidated subsidiary) are presented below:
        ($ in thousands)                            1996       1995
                                                   ------     ------
     Deferred tax assets:
       Reserves for losses, due to discounting
         for Federal tax purposes                 $   1,291  $  1,563
       Tax loss carryforwards                        12,477     5,394
       Valuation allowances on investments              131       924
       Other                                            152        87
                                                       -----     -----
          Total gross deferred tax assets            14,051     7,968
                                                      -----     -----
     Deferred tax liabilities:
       Deferred policy acquisition costs,
         principally due to deferral for
         financial reporting purposes                   (26)      (27)
      Loss deferred on intercompany sale                (23)       -
      Equity in undistributed (losses) of investee       -       (137)
                                                        -----     -----
          Total gross deferred tax liabilities          (49)     (164)

           ($ in thousands)                             1996       1995
                                                       ------     ------
 Net deferred tax asset before
         valuation allowance                            14,002    7,804
     Less valuation allowance                          (14,002   (7,804)
                                                         -----     -----
     Net deferred tax asset                           $    -      $    -
                                                         =====     =====

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company's valuation allowance for deferred tax assets was $14,002,000 at December 31, 1996. The Company's conclusion is that more likely than not, it will not realize the benefit of all of its deductible temporary differences and net operating loss carryovers and as a result has maintained a full valuation allowance against its net deferred tax assets.

     The Company has approximately $85 million in net operating loss carry forwards at December 31, 1996, of which approximately $46 million attributable to the non-consolidated subsidiary, UCIC, may be limited in their availability to offset future taxable income of the Company. The net operating loss carryforwards begin to expire in 2008.

NOTE 6 - RELATED PARTY TRANSACTIONS

     URIC, Global and Senate with the approval of the requisite state insurance departments sold their shares of MTI stock to LGI for $739,000 in 1996. The carrying value of the stock had previously been written down to $0 in 1994.

     Since August 1996, Global has subleased office space located in Atlanta, Georgia to LAC. Annual rent is $30,000.

     The Company's subsidiaries held various notes receivable and other receivables from various Lawrence Group affiliates at December 31, 1996. Based upon the bankruptcy filing the Company has established a valuation allowance totaling $545,000. Interest income earned with respect to these receivables totaled $9,000, $11,000 and $40,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company also had a note receivable at December 31, 1996 due from a corporation owned by Mr. Lawrence in the amount of $120,000. Interest earned was 16,000.

     Senate obtains a significant portion of its business from LAC to which it pays commissions. These commission expenses totaled $525,000, $605,000 and $963,000 in 1996, 1995 and 1994, respectively. LAC pays a portion of these to external brokers and subagents. Senate also pays AWL for management services associated with Senate business. These payments were $76,000, $74,000 and $60,000 for 1996, 1995 and 1994, respectively.

     URIC loaned $14,000,000 to Alpha Trust which in turn invested in notes issued by Lawrence Group, which owns approximately 93% of the Company during 1994. Principal payments totaling $908,000 were made during 1996. The loan is currently in default and LGI filed for protection under Chapter 11 of the Federal Bankruptcy Law. Based on the above, the remaining balance was written off in 1996. There was no impact on stockholder's equity.

     At December 31, 1996, URIC carried a note payable due to LGI of $300,000. Interest is at 8%. LIG had received advances of $210,000 from affiliates which were outstanding at the end of 1996.

NOTE 7 - STATE EXAMINATIONS, DIVIDEND RESTRICTIONS, INSURANCE DEPARTMENT REGULATIONS AND RELATED LEGAL PROCEEDINGS

     The Texas Department of Insurance (TDI) conducted its regular examination of URIC as of March 31, 1993. TDI issued their audit report on May 25, 1994. On June 22, 1994, the TDI issued a confidential order creating a state of supervision and appointing a supervisor of the operations of URIC. The order was based upon disagreements with valuations of several assets, chief among them Alpha Trust, in financial statements filed by URIC with the TDI and upon net operating losses reported during the first quarter of 1994. On August 25, 1995 URIC was released from this order conditioned upon it achieving certain minimum policyholders' surplus and other goals. If URIC did not achieve these goals the TDI could place URIC into conservatorship. Under conservatorship the TDI would assume all control and decision making authority during the period of conservatorship. As of December 31, 1995, URIC had not achieved all of these goals. On February 28, 1997 as a result of the bankruptcy filing by LIG's parent and other affiliates the TDI placed URIC under Conservatorship. Under Texas insurance regulations an insurance company can remain in conservatorship 180 days before other action must be taken. Subsequent to the filing of URIC's 1996 Statutory financial statement which reflected policyholder surplus of $3.5 million, the Company received reports from its actuary that the loss and LAE reserves related to pooling with UCIC could be between $6 million and $8 million higher than reported on URIC's statutory statement. This information has been received by the TDI. Based on minimum capital requirements and insolvency provisions of the Texas insurance law, the TDI has indicated that unless these reserves can be commuted or otherwise modified at an amount significantly less than presently stated the alternative would be to place
URIC in liquidation.

     On September 19,1996 the State of Arizona Department of Insurance (ADI) issued a Notice of Determination and Order of Supervision for Senate and SNLIC. This Order arose over Senate's purchase of real estate from a former officer and director and the subsequent loan of these proceeds to LGI. The Order could be abated upon demonstrating that the purchase was fair and reasonable and complies with applicable Arizona statutes and that Senate's controlling persons can meet their financial obligations without utilizing the assets of Senate or SNLIC except for dividends. If the Company should be unable to satisfy these items the ADI could place either or both companies under conservatorship. A hearing had been scheduled for November 18, 1996 but has been postponed at the request of the ADI.

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

     The NAIC, which is not itself a regulatory authority but makes recommend-ations to and takes other actions affecting state regulatory authorities, adopted a Risk-Based Capital (RBC) standard in the fourth quarter of 1993 for use by state insurance regulators. RBC is intended to be a "tool" for regulators to assess the capital adequacy of property and casualty insurers and to take action when capital under the standard is judged to be inadequate.
This standard has four action levels based upon the relationship of actual capital to RBC. The mildest action occurs at a level of 2.5:1. Based upon the RBC standards developed by the NAIC, all consolidated subsidiaries capital except URIC exceeded the authorized control level RBC by a substantial margin. URIC's ratio was .9:1. URIC is currently under more stringent requirements than those imposed by the RBC standards.

     Insurance regulations of the states in which the Insurance companies are domiciled limit the level of dividends that can be paid without the approval of the respective departments. Dividends can only be paid out of earned surplus and are generally based a the component of net income or similar measure or 10% of statutory surplus. Based upon 1996 results only SNLIC could pay a dividend. Its maximum dividend payable to SIC in 1997 is $20,000.

     Net income (loss) and policyholders' surplus of UCIC, URIC, Global, Senate and SNLIC as filed with insurance regulatory authorities, are as follows:

                         STATUTORY NET INCOME (LOSS)
     ($ in thousands)     (Unaudited)        Year ended December 31,
                                            ------------------------
                                           1996      1995     1994
                                          ------      ------      ------
 United Republic Insurance Company       $ (1,929) $   631   $     75
 Global Insurance Company                    (993)    (290)    (1,488)
 Senate Insurance Company                    (244)     134        731
 Senate National Life Insurance Company        13       10        (11)

                       POLICYHOLDERS' SURPLUS
       ($ in thousands)    (Unaudited)            December 31
                                              --------------------
                                                 1996       1995
                                               ------       ------
     United Republic Insurance Company (1)    $  3,552    $  6,611
     Global Insurance Company                    3,540       3,429
     Senate Insurance Company                    1,705       4,705
     Senate National Life Insurance Company        616         654

         (1) Does not include 7,818,000 and $4,000,000 in loss and LAE expense for 1996 and 1995, respectively. See Note 1

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

NOTE 8 - CONTINGENCIES AND COMMITMENTS

     The Company leases office space and equipment under various terms. The
Company has no material leases with terms in excess of one year.   Rent expense
under leases for office space was approximately $67,000, 62,000 and $56,000 for 1996, 1995 and 1994. Amounts due for future lease payments with terms beyond one year are $50,000, $50,000 and$29,000 for 1997, 1998 and 1999,
respectively.

     The Company is a defendant in other legal proceedings which Management believes will not have a material impact on the Company's financial statements. Management is defending these cases. As a result of a unpaid judgment against LIG and two other co-defendants, LIG's bank accounts have been frozen.

     The Company had outstanding letters of credit in favor of insureds of approximately $1,048,000 and $1,300,000 at December 31, 1996 and 1995,
respectively. These letters of credit were collateralized by investments of approximately $1,250,000 and $2,150,000 at December 31, 1996 and 1995,
respectively.

     The real estate that the Company purchased from a former owner and director of LIG is currently subject to a blanket mortgage of the former owner totaling approximately $2.9 million. The former owner has filed for protection under the federal bankruptcy laws and it is possible that the Company could be adversely impacted as a result of proceedings that may be initiated by the lending institution to collect amounts due them.

NOTE 9 - QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

     The quarterly unaudited financial information for the periods since LIG resumed trading on the AMEX are as follows:

    (Amounts in thousands except                  Quarter ended
       per share data)                   ----------------------------------
                                          March 31,June 30, Sept. 30,Dec. 31
                                           1996      1996     1996     1996
                                           -----    ------  ------   -------
Revenues:
  Net premiums earned                     $1,156     $ 751   $ 982    $ 682
  Net investment income                      631       582     341       94
  Realized gains(losses) on investments      733       (74)     -   (13,332)
                                           ------    ------   -----   -----
    Total revenues                         2,520     1,259   1,323  (12,556)
Operating expenses                         1,526       965   1,076    6,209
                                           ------   ------  -------  -------
Operating income(loss)                       994       294     247  (18,765)
Income tax expense (benefit)                 (14)       (1)     20     (138)
                                            -----     -----   -----  ------
Net income (loss) before minority
  interest                                  1,008      295     227  (18,627)
Minority interest                             159       41       3   (3,569)
                                            ------   -----    -----  ------
Net income (loss)                         $   849    $ 254   $ 224$ (15,058)
                                              ===      ===     ===   =====
Per share data:
Net income (loss)                        $    .06   $  .02   $ .02    (1.07)
Number of shares outstanding               14,121   14,121  14,121   14,121

      (Amounts in thousands except                  Quarter ended
       per share data)                          ------------------------
                                                December 31  September 30,
                                                    1995         1995
                                                  --------     --------
Revenues:
  Net premiums earned                             $2,652         $1,342
  Net investment income                              718            807
  Realized (losses) on investments                  (175)          (568)
                                                    ------         ------
    Total revenues                                 3,195          1,581
Operating expenses                                 4,900          1,398
                                                   -----          -----
Operating income                                  (1,705)           183

      (Amounts in thousands except                   Quarter ended
       per share data)                           ------------------------
                                                  December 31  September 30,
                                                   1995               1995
                                                  --------           -------
Equity in loss of non-consolidated
  subsidiary                                           83            (83)
                                                     ----             -----
Income (loss) before income taxes,
  minority interest and
  extraordinary gain                               (1,622)            100
Income tax expense (benefit)                           98            (364)
                                                     -----           -----
Net income (loss) before minority
  interest and extraordinary gain                  (1,720)            464
Minority interest                                    (219)             -
                                                   ------            -----
Net Income before extraordinary gain               (1,501)            464
Extraordinary gain                                 38,387              -
                                                   -------            ----
Net income (loss)                                  $36,886         $  464
                                                    =====             ====
Per share data:
Income (loss) before extraordinary
   gain                                          $    (.11)        $  .03
Extraordinary gain                                    2.72             -
                                                      -----          ----
Net income (loss)                                  $  2.61         $  .03
                                                      ====            ===
Average shares outstanding                           14,121        14,121

           LAWRENCE INSURANCE GROUP, INC.
       INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                              Page

I   -  Summary of Investments Other than Investments
         in Related Parties at December 31, 1996               51

II  -  Condensed Financial Information of Registrant
         at December 31, 1996 and 1995 and for the Years
         Ended December 31, 1996, 1995 and 1994                 52

III -  Supplementary Insurance Information for the
         Years Ended December 31, 1996, 1995 and 1994           55

IV  -  Reinsurance for the Years Ended December 31,
         1996, 1995 and 1994                                    58

V   -  Valuation and Qualifying Accounts for the
         Years Ended December 31, 1996, 1995 and 1994           59

VI  -  Supplementary Information Concerning Property
         and Casualty Insurance Operations for the
         Years Ended December 31, 1996, 1995 and 1994           60


























                                                             Schedule I

            LAWRENCE INSURANCE GROUP, INC.
              SUMMARY OF INVESTMENTS
                      DECEMBER 31, 1996


           ($ in thousands)
                                                               Amount at
                                                              Which Shown
                                                  Estimated       on the
                                                    Fair          balance
                                           Cost     Value          sheet
                                          ------    --------    ----------
Fixed maturities available for sale:
   United States government and
     government agencies and
       political subdivisions              $ 5,018  $ 5,034        $5,034
   States, municipalities and
     political subdivisions                    567      574           574
   Mortgage backed securities                4,330    4,074         4,074
                                            ------    ------       ------
      Total fixed maturities
        available for sale                   9,915    9,682         9,682
                                            ------    ------       ------
Common Stock                                   997      942           942
Short-term investments                       2,862    2,862         2,862
Mortgage loans on real estate                  154      154           154
Real Estate                                  2,581    2,581         2,581
                                            ------   ------        ------
   Total investments                       $16,509 $ 16,221      $ 16,221
                                            =====     =====         =====






















                                                           Schedule II
             LAWRENCE INSURANCE GROUP, INC.
       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 BALANCE SHEETS


            ($ in thousands)                                December 31,
                                                          --------------
                                                          1996       1995
                                                        ------       ------
ASSETS
  Investment in subsidiaries                           $     -      $  649
  Other invested assets, at fair value                       -           4
  Cash                                                      30           2
  Other assets                                               -          68
                                                           ----      -----
      Total assets                                      $   30      $  723
                                                           ====        ===

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)
    Liabilities:
     Liability of subsidiary                            $ 2,383     $   -
    Accrued expenses and other liabilities                  447       578
                                                           ----       ----
     Total liabilities                                    2,830       578
    Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000
      shares authorized; no shares outstanding               -         -
    Common stock, $.01 par value; 20,000,000
      shares authorized; 14,121,482 shares
        issued and outstanding                              141       141
    Additional paid-in capital                           39,739    39,739
    Net unrealized gains (losses) on
      investments (Net of deferred income
        taxes of $0 in 1996 and 1995)                      (226)       (8)
   Receivable from Alpha Trust                               -    (11,004)
   Accumulated deficit                                  (42,454)  (28,723)
                                                        --------   --------
       Total stockholders' equity(deficiency)            (2,800)      145
                                                          ------     ------
       Total liabilities and stockholders'
         equity (deficiency)                          $      30   $   723
                                                           ====       ===









                                                                 Schedule II
                                                                  Continued
         LAWRENCE INSURANCE GROUP, INC.
     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
          STATEMENTS OF OPERATIONS


        ($ in thousands)                   Year Ended December 31,
                                           ------------------------
                                           1996      1995         1994
                                         ------      ------       ------
Net investment income                   $     -    $     1     $     (7)
Equity in net income (loss) of
  subsidiaries                           (13,816)     (424)      (6,625)
Other operating expenses                     (81)      232          688
Income tax( benefit)                          (4)      (13)        (229)
Extraordinary gain                            -      38,387          -
                                           ------   --------      ------
     Net income (loss)                   $(13,731) $ 37,745   $  (7,091)
                                            ====      =====        ====

































                                                                Schedule II
                                                                Continued
             LAWRENCE INSURANCE GROUP, INC.
      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              STATEMENTS OF CASH FLOWS

        ($ in thousands)                  Year Ended December 31,
                                          -----------------------
                                            1996     1995    1994
                                           ------   ------  ------
Operating activities:
  Net income (loss)                     $(13,731) $37,745 $ (7,091)
 Adjustments to reconcile net
    income to net cash provided
    (used) by operating activities:
  Equity in net (income) loss of
    subsidiaries                          13,816       424   6,625
  Extraordinary gain                          -    (38,387)     -
  Other assets                                73       191    (153)
  Accrued expenses and liabilities
    and all other                           (130)        6     444
                                           ------     -----  ------
     Net cash generated (used)
       by operating activities                28       (21)   (175)
                                           ------     ------ ------
Investing activities:
    Repayment of long-term investments:
    Mortgage loans on real estate             -          -       22
    Other invested assets                     -          20      21
                                           ------     ------  ------
     Net cash provided by investing
        activities                            -          20      43
                                           ------     ------   ------
 Increase (decrease) in cash                  28         (1)   (132)
Cash-beginning of year                         2          3     135
                                            ----       ----    ----
Cash-end of year                          $   30     $    2   $   3
                                             ===         ==      ==
Supplemental disclosure of
  cash flow information:
Cash paid (received) during
  year for income taxes                    $ (75)      $ (13)  $  70











                     LAWRENCE INSURANCE GROUP INC.
               SUPPLEMENTARY INSURANCE INFORMATION
                     YEAR ENDED DECEMBER 31, 1996
           ($ in thousands)                          Schedule III
    Column A               Column B         Column C             Column D
---------------          -----------      ------------           ----------
      1996                               Future Policy
                        Deferred            Benefits,
                       Policy                Losses,
                       Acquisition          Claims &              Unearned
 Segment                 Costs             Loss expense            Premium
---------------       -----------           -----------          ----------
Property/casualty       $     6              $    603               $   252
Reinsurance assumed           -                24,539                    -
Accident & Health            58                 1,299                   467
                        ---------            ---------             -------
  Total                 $    64              $ 26,441               $   719
                        =========            ========               ========
    Column E          Column F         Column G         Column  H
---------------     -----------        ------------    ----------
                                                      Benefits, Claims,
Other policy                             Net             Losses and
Claims and          Premium           Investment          Settlement
Benefits payable     Revenue           Income(1)           Expenses
--------------     -----------       -----------          ----------
 $        -      $     88               $    220            $     13
          -           342                  1,221               6,211
          -         3,141                    207               2,025
  ----------        ---------           ---------           --------
          -      $  3,571                $ 1,648             $ 8,249
   =========       =======                =======            ========
    Column I          Column J         Column K
---------------         -----------         ------------
 Amortization of
   Deferred policy        Other
     Acquisition        Operating         Premiums
        Costs          Expenses(1)        Written
    --------------   -----------           --------
    $      26        $    246           $       89
         (634)            215                  330
          616           1,058                3,071
      -------         ---------            ---------
  $         8        $  1,519             $  3,490
   ======              ======                =====









          ($ in thousands)                          Schedule III (continued)
    Column A               Column B         Column C         Column D
---------------        -----------          ------------    ----------
      1995                              Future Policy
                       Deferred            Benefits,
                       Policy                Losses,
                      Acquisition          Claims &          Unearned
 Segment                 Costs             Loss expense      Premium
---------------        -----------         -----------       ----------
Property/casualty     $     7              $    849             $    34
Reinsurance assumed         3                27,860                  12
Accident & Health          58                 2,265                 459
                        ---------           ---------             -------
  Total               $    68              $ 30,974             $   505
                       =========          =========             ========
    Column E          Column F         Column G         Column  H
 ---------------     -----------      ------------            ----------
                                                        Benefits, Claims,
Other policy                                  Net          Losses and
Claims and                Premium           Investment      Settlement
Benefits payable          Revenue           Income(1)       Expenses
--------------           -----------        -----------      ----------
 $        -               $    222           $    278         $    311
          -                  1,490              2,463            3,108
          -                  3,821                360            1,983
  ----------                ---------         ---------       --------
          -               $  5,533           $  3,101         $  5,402
     =========             =======            =======         ========
    Column I               Column J            Column K
---------------            -----------         ------------
 Amortization of
   Deferred policy           Other
     Acquisition            Operating           Premiums
        Costs               Expenses(1)         Written
    --------------          -----------         --------
    $      51                $    285           $    137
          926                     413              1,063
          886                   1,071              3,935
      -------                ---------          ---------
    $   1,863                $  1,769            $ 5,135
       ======                  ======              =====












              ($ in thousands)                   Schedule III (cont)
    Column A                   Column B      Column C         Column D
---------------               -----------   ------------     ----------
 1994                                        Future policy
                               Deferred          Benefits,
                                 Policy            Losses,
                              Acquisition       Claims &        Unearned
 Segment                          Costs          Loss expense    Premium
---------------                -----------        -----------  ----------
Property/casualty              $     24           $   2,369       $    119
Reinsurance assumed                 231              43,191            822
Accident & Health                    34               1,605            443
                                 ---------         ---------        --------
  Total                        $    289           $  47,165        $ 1,384
                                   ====               =====           ====
    Column E           Column F             Column G               Column H
---------------       -----------         ------------            ----------
                                                       Benefits, claims,
Other policy                                  Net         Losses and
Claims and              Premium           Investment      Settlement
Benefits payable         Revenue           Income(1)        Expenses
--------------        -----------         -----------    ------------
$      -               $   641           $    378           $   839
       -                  (973)             2,678             1,076
       -                 5,553                257             2,104
 -----------          ---------           ---------         --------
$      -               $ 5,221            $ 3,313            $4,019
 ======                   =====             ====               ====
    Column I                 Column J           Column K
---------------             -----------        ------------
 Amortization of
 Deferred policy          Other
   Acquisition           Operating             Premiums
      Costs              Expenses(1)            Written
 --------------         -----------           -----------
$         (27)           $      297           $     273
          565                    60             (13,802)
        1,530                 1,003               5,759
   -----------             --------            ---------
$       2,068             $   1,360            $ (7,770)
         ====                 =====               ======
(1) The allocation among segments is based upon the actual income or expense of each underlying subsidiary of the parent. Each subsidiary generally represents only one segment.










                LAWRENCE INSURANCE GROUP, INC.
                      REINSURANCE                               Schedule IV

    ($ in thousands)


                                     Ceded    Assumed
                           Gross      To        From     Net      Assumed
                           Amount   Others     Others    Amount    To Net
                           ------    ------     ------   ------     ------
For year ended
  December 31, 1996
  Premiums earned:
    Property/casualty       $ 161  $    73      $    -     $     88       -%
    Accident/health         4,125      984           -        3,141       -%
    Reinsurance assumed         -       23        365         342     106.7%
                            -----     -----      -----        ----
   Total                   $4,286   $1,080      $ 365        $3,571
                            =====    =====       =====        =====

For year ended
  December 31, 1995
  Premiums earned:
    Property/casualty      $  222  $   -       $    -      $  222        -%
    Accident/health         5,222   1,401           -       3,821        -%
    Reinsurance assumed        -      601         2,091     1,490       140.3%
                            -----   -----         -----     -----
   Total                   $5,444  $2,002         $2,091   $5,533
                            =====   ====           ====      ====
For year ended
  December 31, 1994
  Premiums earned:
    Property/casualt       $  658 $    17          $  -    $  641         -%
    Accident/health         8,857   3,303             -     5,554         -%
    Reinsurance assumed        -    1,425            451     (974)        -%
                            -----   -----          -----     -----
   Total                   $9,515  $4,745          $ 451    $5,221
                            =====   ====             ===      ====
















          LAWRENCE INSURANCE GROUP, INC.             Schedule V
               VALUATION ACCOUNTS

($ in thousands)                        Additions
                                       -------------
                                        Charged to
                            Balance    --------------                Balance
                             Jan 1,   Cost &   Other      Deduct-    Dec 31,
                            of year expenses  Accounts    ions        of year
                             ------  ------    ------     ------      ------
December 31, 1996
Receivables from
   affiliates              $     -     $ 313    $ 232    $     -     $   545
Deferred Income
  Taxes -                     7,804       -     6,198          -      14,002
Reinsurance
  Recoverable                   148       -                  (148)        -
Income tax recoverable
  recoverable                    -        -       108           -        108
                              ------     ----     ----       -----      -----
Total (1)                   $ 7,952    $ 313  $ 6,538      $ (148)  $ 14,655
                              =====      ===     ====         ===      =====

December 31, 1995
Equity securities            $  502    $   -    $   -     $  (502)    $   -
Deferred Income
  Taxes -                     7,102        -       702         -       7,804
Reinsurance
  Recoverable                    -        148       -          -         148
                              -----       ----     ----       -----    -----
Total (1)                   $ 7,604    $  148   $  702   $   (502)  $  7,952
                              =====       ===      ===        ===       ====

December 31, 1994
Equity in common
 stock of investee          $ 2,651   $    -     $   -   $ (2,651)  $     -
Equity securities                -        502        -         -         502
Deferred Income
  Taxes -                     6,997        -         105       -       7,102
                             ------      ----        ----   ------     ------
Total (1)                  $  9,648    $  502     $  105  $ (2,651)  $ 7,604
                              =====      ====       ====     =====      ====

(1) Excludes UCIC.









              LAWRENCE INSURANCE GROUP INC.
 SUPPLEMENTARY INFORMATION CONCERNING PROPERTY AND CASUALTY
INSURANCE
OPERATIONS
                DECEMBER 31, 1996
 ($ in thousands)                                            SCHEDULE VI
    Column A                Column B     Column C          Column D
---------------           -----------   ------------       ----------
       1996                               Future policy
                          Deferred          Benefits
                           Policy         Losses,claims      Discount
                         Acquisition       and loss        Deducted in
 Company                   Costs           Expenses         Column C
---------------          -----------       -----------          ----------
United Republic
 Insurance Company     $     -          $   24,539           $         -
Global Insurance Co.          6                603                     -
                          ---------         ---------             --------
  Total                $      6          $  25,142            $        -
                            ======          ======                   =====
 Column E              Column F          Column G           Column H
---------------       -----------       ------------        ----------
                                          Net             Settlement &
Unearned              Premium         Investment         Claim expense
Premiums              Revenue           Income              Current Yr
--------------       -----------       -----------        ----------

$        -         $        342          $   1,221        $        -
         252                 88                220                  29
------------             ---------         ---------           --------
$        252       $        430          $   1,441         $        29
        ====               ======            =====               =====
    Column H          Column I         Column J         Column K
---------------      -----------        ------------     ---------
 Claim and          Amortization      Paid claims,
 Settlement        deferred policy     and claim
 Expense              Acquisition       Adjustment        Premium
 Prior Yrs             Costs             Expenses          Written
 -----------          -----------       -----------       ---------

$   6,211             $    (634)         $   8,521       $      330
      (16)                   26                159               89
 ----------             ---------         ---------        ---------
$   6,195             $    (608)          $  8,680        $      419
    =====                  =====            ======             =====









 ($ in thousands)                               SCHEDULE VI (continued)
    Column A                Column B         Column C           Column D
---------------            -----------      ------------        ----------
       1995                                 Future policy
                             Deferred          Benefits
                              Policy         Losses,claims       Discount
                            Acquisition       and loss           Deducted in
 Company                      Costs           Expenses            Column C
---------------               -----------       -----------          ----------
United Republic
 Insurance Company           $      3          $  27,860        $        -
Global Insurance
 Company                            7                849                 -
                                ---------       ---------             --------
  Total                      $     10          $  28,709         $        -
                                 ======            ======              =====
 Column E              Column F              Column G           Column H
---------------       -----------           ------------        ----------
                                                           Claim and
                                              Net          Settlement
Unearned              Premium              Investment      Expense
Premiums              Revenue                 Income       Current Yr
--------------         -----------          -----------     ----------

$        12            $     1,490          $   2,462        $     288

         33                    22                 278               80
------------             ---------            ---------        --------
$        45            $    1,712            $  2,740         $    368
       ====                ======               =====             =====
    Column H          Column I         Column J         Column K
---------------       -----------        ------------          ---------
 Claim and          Amortization         Paid claims,
 Settlement        deferred policy        and claim
 Expense              Acquisition          Adjustment        Premium
 Prior Yrs                Costs             Expenses          Written
 -----------          -----------          -----------          ---------

$   2,820             $     926             $  15,897         $   1,063

      231                    51                 1,901               137
 ----------             ---------            ---------          ---------
$   3,051             $     977            $   17,798         $   1,200
    =====                 =====                ======             =====









        ($ in thousands)                         SCHEDULE VI(cont)
    Column A                 Column B           Column C        Column D
---------------             -----------        ------------    ----------
       1994                                 Future policy
                             Deferred          Benefits
                              Policy         Losses,claims      Discount
                           Acquisition         and loss        Deducted in
 Company                       Costs           Expenses         Column C
---------------              -----------      -----------       ----------
United Republic
 Insurance Company           $    231          $  43,191        $    -
Global Insurance
 Company                           24              2,369             -
                               ---------        ---------        --------
  Total                      $    255           $ 45,560         $   -
                                  ====             =====            ===
    Column E          Column F         Column G         Column H
---------------      -----------       ------------     ----------
                                                         Claim and
                                         Net              Settlement
Unearned              Premium           Investment          Expense
Premiums              Revenue           Income             Current Yr
--------------        -----------       -----------        ----------

$    822              $     (896)            $   2,684       $  4,106

     119                     565                   378            508
------------            ---------             ---------       --------
$    941              $     (331)            $   3,062        $ 4,614
    ====                    ====                 ====            ====
    Column H          Column I         Column J           Column K
---------------     -----------         ------------      ---------
 Claim and          Amortization       Paid claims,
 Settlement        Deferred Policy      and claim
 Expense              Acquisition       Adjustment           Premium
 Prior Yrs               Costs           Expenses             Written
 -----------          -----------       -----------         ---------

$   (3,030)           $     565           $  24,315        $ (13,726)

       331                  (28)              4,832              197
-----------             ---------          ---------        ---------
$   (2,699)           $     537           $  29,147         $ (13,529)
     =====                 ====               =====            ======










                LAWRENCE INSURANCE GROUP INC
                         INDEX TO EXHIBITS
                             ITEM  601

Exhibit
Number            Description                                     Reference

1        Certification of Incorporation                               (1)
2-1      Bylaws                                                       (2)
4-1      Specimen Certificate of Common Stock                         (3)
10-1     Management Agreement between Senate Insurance
           Company and A.W.Lawrence and Company Inc.                  (2)
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











(1) Previously filed on December 10,1986 in Amendment No. 3 to Form

   S-1 Registration Statement (Registration No. 33-9898)

(2) Previously filed on October 31, 1986 in Form S-1 Registration
    Statement (Registration No. 33-9898)

(3) Previously filed on December 29, 1986 in Amendment No. 5 to
    Form S-1 Registration Statement (Registration No. 33-9898)





















                LAWRENCE INSURANCE GROUP INC
                        EXHIBIT 21
                 SUBSIDIARIES OF REGISTRANT
                  YEAR ENDED DECEMBER 31, 1996

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