Form 10-Q
period 1997-03-31
LAWRENCE INSURANCE GROUP INC
filed 1997-07-03
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended March 31, 1997
                                  - or -
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 1-9460

                 LAWRENCE INSURANCE GROUP, INC.
    (Exact name of registrant as specified in its charter)

           Delaware                           13-3370656
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)          Identification No.)

            430 State Street, Schenectady, New York 12309
             (Address of principal executive offices)
                         (518) 372-0500
        (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days:  Yes   X      No

     As of April 1, 1997, there were 14,121,482 shares of common stock, $.01 par value, issued and outstanding. The aggregate market value on February 28, 1997 of voting stock held by non-affiliates of the registrant was $361,000. February 28, 1997 was the date of the last trade before delisting by the American Stock Exchange.

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                                    March 31,    December 31,
                                                       1997         1996
                                                  (UNAUDITED)   (AUDITED)
                                                  -----------   ------------
Investments:
  Fixed maturities available for sale
    at fair value (Cost: 1997-$9,329;
    1996-$9,915)                                   $ 9,100          $ 9,682
  Equity securities, at fair value
    (Cost: 1997-$1,311; 1996-$997)                   1,944              942
  Short-term investments, at cost which
    approximates fair value                          2,591             2,862
 Real estate at cost less depreciation               2,564             2,581
 Mortgage loans on real estate, at
    aggregate outstanding principal balance            150               154
  Other invested assets, at cost which
    Approximates fair value                             99               120
                                                    ------             ------
      Total investments                             16,448            16,341

Cash and cash equivalents                              821               943
Accrued investment income                              110               159
Accounts receivable (Net of allowance
  for doubtful accounts of $0 in 1997
  and 1996)                                          5,629             5,279
Reinsurance recoverable                                700             1,695
Reinsurance receivable                               4,027             3,891
Prepaid reinsurance premiums                           804               243
Deferred policy acquisition costs                       39                64
Property and equipment, net                             11                11
Other assets                                         1,099             1,075
                                                     ------            ------
     Total assets                                  $29,688           $29,701
                                                    ======            ======



See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
($ IN THOUSANDS)

                                                    March 31,    December 31,
                                                      1997            1996
                                                     (UNAUDITED)   (AUDITED)
                                                    ----------    ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                               $24,777       $26,441
  Unearned premiums                                     1,079           719
  Reinsurance balances payable                          4,175         3,401
  Other liabilities                                     2,107         1,940
                                                       -------      -------
    Total liabilities                                  32,138        32,501
                                                       -------      -------

Contingencies and commitments                               -           -
Minority interest                                           -           -
                                                           ---         ---
Stockholders' deficiency:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                                      -           -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                             141        141
  Additional paid-in-capital                             39,739     39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1997 and 1996)                      396       (226)
   Accumulated deficit                                  (42,726)   (42,454)
                                                         ------     ------
    Total stockholders' deficiency                       (2,450)    (2,800)
                                                         ------      ------
    Total liabilities and
      stockholders' deficiency                          $29,688    $29,701
                                                         ======     ======




See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    1997        1996
                                                    ----        ----
Revenues:
  Net premiums earned                            $   696      $ 1,156
  Net investment income                              219          631
  Realized gains (losses) on investments               1          733
                                                    -----       -----
    Total revenues                                   916        2,520

Operating expenses:
  Losses and loss adjustment expenses                334          820
  Policy acquisition expenses                        227          246
  Other operating expenses                           621          460
                                                    -----       -----
    Total operating expenses                       1,182        1,526
                                                    -----       -----
Operating income (loss)                             (267)         994
                                                    -----       -----
Income before income taxes                          (267)         994
                                                    -----       -----
Income tax expense (benefit)                           5          (14)
                                                    -----       -----
Net income before minority interest                ( 272)       1,008
Minority interest                                     -           159
                                                   -----        -----
Net income                                        $ (272)       $ 849
                                                     ===          ===

 Average shares outstanding                        14,121      14,121
                                                   ======      ======
Per share data:
  Net income (loss)per share                       $(0.02)     $ 0.06
                                                     ====        ====



See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1997
($ IN THOUSANDS)


                                 Net
                                unreal-
                         Addi-   ized
                        tional  gains                         Total
                        paid-   (losses)          Accum-    stock-
                Com-     in       on             ulated     holders'
                mon      cap-    invest-        def-        def-
               stock      ital    ments         ciency    ciency
-----------------------------------------------------------------
Balance at
  1/1/97       $141    $39,739   $ (226)      $(42,454)  $ (2,800)

Net loss         -          -        -            (272)      (272)
Change in
  net
  unreal-
  ized
  gains
  (losses)       -          -       622             -         632
                ---     ------    -----        ------      ------
Balance at
  3/31/97      $141    $39,739    $ 396      $ (42,726) $  (2,450)
                ===     ======      ===         ======      =====













See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31,
($ IN THOUSANDS)

                                                          1997         1996
                                                          ----         ----
Net cash and cash equivalents
  (used) by operating activities                        $ (616 )    $(6,006)

Investing activities:
  Proceeds on redemptions
    of long-term investments:
      Fixed maturities available for sale                  512           -
      Other                                                 25            4
  Proceeds on sale of equity securities                     -           733
  Purchase of long-term investments:
    Fixed maturities available for sale                    -          3,431)
    Equity securities                                     (314)          -
    Other                                                   -          (185)
  (Increase) decrease in short-term
    investments                                            271        5,808
                                                         -----       ------
Net cash and cash equivalents
  provided or (used) by
  investing activities                                      494       2,929
                                                          -----      ------
Financing activities:
  Receivable from Alpha Trust                                 -         -
                                                          -----      ------
Increase (decrease) in cash
  and cash equivalents                                     (122)     (3,077)

Cash and cash equivalents-beginning
  of period                                                 943       5,688
                                                          -----      ------
Cash and cash equivalents-end
  of period                                              $   821     $2,611
                                                            ====       ====
Supplemental disclosure of cash
  flow information:
    Cash paid during period for
     income taxes                                         $   40    $    -
                                                             ===       ===
See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
--------------
           LAWRENCE INSURANCE GROUP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   In addition, liquidity for the parent company has deteriorated significantly and is expected to remain in that condition as its principal source of cash was dividends from its subsidiaries.

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




LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Earned premium decreased approximately $460,000 reflecting primarily a favorable adjustments in URIC's retrospectively rated premiums in 1996 for which there was no counterpart in 1997 and a reduction in premiums earned by Senate. These decreases were partially offset by higher premiums earned by Global as it resumed writing new business during the fourth quarter of 1996.

     Investment income decreased by $412,000 due primarily to non payment of rental and interest income from several affiliated companies. These companies filed for bankruptcy on February 28, 1997.

     Realized gains for 1996 represented a gain from the disposition of the Company's investment in Mechanical Technologies, Inc. which was sold to Lawrence Group, Inc.

     Loss and LAE decreased by $486,000 compared with 1996. This decrease was offset by adjustments to premiums earned.

     Policy acquisition expenses decreased by $19,000 reflecting the lower level of earned premiums in 1997.

     Operating expenses increased by $161,000 with the increase attributable largely to the completion of amortization of negative goodwill related to the acquisition of URIC in 1989.

     Minority interest was $0 for 1997 and $159,000 for 1996..

     Income tax expense represents state income taxes as the Company, which files a consolidated federal return, has a NOL carry forward.

     As a result of the above, the Company recorded a net loss of $272,000 for the first quarter of 1997 compared with net income of $849,000 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
AS OF MARCH 31, 1997

     For the quarter ended March 31, 1997, the Company used cash for operations of $616,000. The use of cash was attributable largely ongoing operations plus the impact of running off prior year loss reserves.
It is anticipated that cash outflows will continue negative until such time as new business begins to generate more cash than is used in the runoff of prior year claims. It is likely that operations will be partially funded by proceeds from the disposition of investments. Net cash generated from investing activities totaled $494,000 during the quarter.

     The Company obtains the majority of its cash from dividends paid by its two insurance subsidiaries. Due to regulatory restrictions, those subsidiaries currently can not pay dividends to the parent.

LAWRENCE INSURANCE GROUP, INC.
SIGNATURES
MARCH 31, 1997
_____________________________

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