Form 10-Q
period 1997-06-30
LAWRENCE INSURANCE GROUP INC
filed 1997-08-13
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended June 30, 1997
                                  - or -
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     As of June 30, 1997, there were 14,121,482 shares of common stock, $.01 par value, issued and outstanding. The aggregate market value on February 28, 1997 of voting stock held by non-affiliates of the registrant was $361,000. February 28, 1997 was the date of the last trade before delisting by the American Stock Exchange.



LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                                     June 33,    December 31,
                                                       1997         1996
                                                     (UNAUDITED)   (AUDITED)
                                                    -----------  ------------
Investments:
  Fixed maturities available for sale
    at fair value (Cost: 1997-$8,117;
    1996-$9,915)                                      $ 7,959       $ 9,682
  Equity securities, at fair value
    (Cost: 1997-$1,311; 1996-$997)                      1,666           942
  Short-term investments, at cost which
    approximates fair value                             3,015         2,862
 Real estate at cost less depreciation                  2,547         2,581
 Mortgage loans on real estate, at
    aggregate outstanding principal balance               145           154
  Other invested assets, at cost which
    Approximates fair value                               144           120
                                                       ------        ------
      Total investments                                15,476        16,341

Cash and cash equivalents                               1,070           943
Accrued investment income                                 101           159
Accounts receivable (Net of allowance
  for doubtful accounts of $90 in 1997
  and 1996)                                             4,838         5,279
Reinsurance recoverable                                   649         1,695
Reinsurance receivable                                  3,823         3,891
Prepaid reinsurance premiums                              857           243
Deferred policy acquisition costs                          20            64
Property and equipment, net                                10            11
Other assets                                            1,177         1,075
                                                       ------        ------
     Total assets                                    $ 28,020       $29,701
                                                       ======        ======



See accompanying notes to consolidated financial statements.



LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
($ IN THOUSANDS)

                                                     June 30,    December 31,
                                                       1997          1996
                                                   (UNAUDITED)    (AUDITED)
                                                   ----------     ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                              $23,104       $26,441
  Unearned premiums                                      977           719
  Reinsurance balances payable                         4,834         3,401
  Other liabilities                                    2,046         1,940
                                                     -------       -------
    Total liabilities                                 30,961        32,501
                                                     -------       -------

Contingencies and commitments                             -             -
Minority interest                                         -             -
                                                         ---           ---
Stockholders' deficiency:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                                    -             -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                          141            141
  Additional paid-in-capital                          39,739         39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1997 and 1996)                   187           (226)
   Accumulated deficit                               (43,008)       (42,454)
                                                      ------         ------
    Total stockholders' deficiency                    (2,941)        (2,800)
                                                      ------         ------
    Total liabilities and
      stockholders' deficiency                       $28,020        $29,701
                                                      ======         ======


See accompanying notes to consolidated financial statements.


LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three months     Six months
                                               Ended June 30   Ended June 30
                                                1997   1996     1997    1996
                                               -----  -----     ----    ----
Revenues:
  Net premiums earned                      $   584    $ 751    $1,280 $ 1,907
  Net investment income                        196      582       415   1,213
  Realized gains (losses) on investments       (15)     (74)      (16)    659
                                             -----    -----     -----  ------
   Total revenues                              763    1,259     1,679   3,779

Operating expenses:
  Losses and loss adjustment expenses          446      435       780   1,255
  Policy acquisition expenses                  (27)     118       200     364
  Other operating expenses                     626      412     1,248     872
                                             -----    -----    ------  ------
   Total operating expenses                  1,045      965     2,228   2,491
                                             -----    -----    ------  ------
Operating income (loss)                       (282)     294      (549)  1,288
                                             -----    -----    ------  ------
Income before income taxes                    (282)     294      (549)  1,288
                                             -----    -----    ------  ------
Income tax expense (benefit)                    -        (1)        5     (15)
                                             -----    -----      ----  ------
Net income before minority interest            282)     295      (554)  1,303

Minority interest                               -        41        -      200
                                             -----    -----     -----  ------
Net income                                  $ (282)   $ 254    $ (554) $1,103
                                               ===      ===       ===    ====

Average shares outstanding                  14,121   14,121    14,121  14,121
                                             ====     ====      ====    ====
Per share data:
  Net income (loss)per share                $(0.02)  $ 0.02   $(0.04)   $0.08
                                              ====     ====     ====     ====

See accompanying notes to consolidated financial statements.


LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1997
($ IN THOUSANDS)


                                        Net
                                      unreal-
                          Addi-        ized
                         tional       gains                   Total
                          paid-     (losses)       Accum-    stock-
                Com-       in          on          ulated    holders'
                mon       cap-       invest-        def-      def-
               stock      ital       ments         ciency    ciency
-----------------------------------------------------------------
Balance at
  1/1/97       $141      $39,739      $ (226)   $(42,454)  $ (2,800)

Net loss         -            -           -         (554)      (554)
Change in
  net
  unreal-
  ized
  gains
  (losses)      -            -          413           -         413
               ---        ------      -----       ------     ------
Balance at
 6/30/97      $141      $39,739     $   187    $ (43,008) $  (2,941)
               ===       ======         ===       ======      =====













See accompanying notes to consolidated financial statements.


LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30,
($ IN THOUSANDS)

                                                  1997     1996
                                                  ----     ----
Net cash and cash equivalents
  (used) by operating activities              $ (1,102)  $(5,988)

Investing activities:
  Proceeds on redemptions
    of long-term investments:
      Fixed maturities available for sale        1,308       734
      Other                                         26        10
  Proceeds on sale of: Equity securities            -        739
      Fixed maturities available for sale          408     1,636
  Purchase of long-term investments:
    Fixed maturities available for sale             -     (5,556)
    Equity securities                             (314)       -
    Other                                          (45)   (2,435)
  (Increase) decrease in short-term
    investments                                   (154)    6,420
                                                  -----   ------
Net cash and cash equivalents
  provided or (used) by
  investing activities                            1,229    1,548
                                                  -----   ------
Financing activities:
  Receivable from Alpha Trust                        -       454
                                                  -----   ------
Increase (decrease) in cash
  and cash equivalents                              127   (3,986)
Cash and cash equivalents-beginning
  of period                                         943    5,688
                                                  -----   ------
Cash and cash equivalents-end
  of period                                     $ 1,070   $1,702
                                                   ====     ====
Supplemental disclosure of cash
  flow information:
    Cash paid during period for
     income taxes                                $   40  $    -
                                                    ===      ===
See accompanying notes to consolidated financial statements.

LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
--------------

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

     URIC had been under a confidential order of supervision by the Texas Department of Insurance (TDI) since June, 1994, until its release on August 25, 1995. As a condition to the release of the order the Company agreed to achieving certain financial goals. The financial goals included increasing statutory surplus to $8 million at December 31, 1995. The statutory surplus as filed with the TDI at December 31, 1995 was $6.6 million and $3.6 million at December 31, 1996. These amounts did not include the effect of the loss and LAE adjustments of approximately $7 million and $4 million at December 31, 1996 and 1995, respectively, described under (e) of Note 1. The TDI could have placed URIC under conservatorship at any time. Under conservation, the TDI assumes all control and decision making authority during the rehabilitation period. On February 28, 1997, as a result of the bankruptcy filing by LIG's parent and eleven of its subsidiaries the TDI did place URIC into conservatorship. Under Texas insurance regulations an insurance company can remain in conservatorship 180 days before other action must be taken. Subsequent to the filing of URIC's 1996 Statutory financial statement which reflected policyholder surplus of $3.5 million, the Company received reports from its actuary that the loss and LAE reserves related to pooling with UCIC could be between $6 million and $8 million higher than reported on URIC's statutory statement. This information has been received by the TDI. Based on minimum capital requirements and insolvency provisions of the Texas insurance law, the TDI has indicated that unless these reserves can be commuted or otherwise modified at an amount significantly less than presently stated the alternative would be to place URIC in liquidation. On August 8, 1997 a Special Master was appointed by the District Court of Travis County, Texas to oversee the receivership of URIC. The Court also issued a temporary injunction and affirmed an Order dated July 8, 1997 appointing the Commissioner of Insurance for Texas as Temporary Receiver until such time as a hearing is held before the Special Master to determine if a Permanent Injunction should be granted. The hearing has been scheduled for September 29, 1997.



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

     Company management continues to discuss these and other issues with the respective insurance during the fourth quarter of 1996 Global was permitted to resume writing business. In addition, the Company has also filed suit against its former outside accountant and actuary seeking to recover damages for breach of contract and inaccurate certifications of the Company's 1992 and prior loss and loss adjustment expense (LAE) reserves. The amount being sought is $250 million. The litigation is in its early stages.

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

LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Earned premium decreased approximately $167,000 reflecting primarily a reduction in premiums earned be Senate and favorable adjustments in URIC's retrospectively rated premiums in 1996 for which there was no counterpart in 1997. These decreases were partially offset by higher premiums earned by Global as it resumed writing new business during the fourth quarter of 1996.

     Investment income decreased by $386,000 due primarily to non payment of rental and interest income from several affiliated companies. These companies filed for bankruptcy on February 28, 1997. Realized losses for 1997 were $59,000 less than the same period in 1996.

    Loss and LAE increased by $11,000 compared with 1996 higher losses on medical stop loss business partially offset lower levels of business written.

    Policy acquisition expenses were favorable by $145,000 reflecting the lower level of earned premiums in 1997 and commissions received on reinsurance business written by Global.

    Operating expenses increased by $214,000 with the increase attributable largely to the completion of amortization of negative goodwill related to the acquisition of URIC in 1989 and a provision for uncollectible receivables of totaling $90,000.

    Minority interest was $0 for 1997 and $41,000 for 1996.

    Income tax expense represents state income taxes as the Company, which files a consolidated federal return, has a NOL carry forward.

    As a result of the above, the Company recorded a net loss of $282,000 for the second quarter of 1997 compared with net income of $254,000 for the same period in 1996.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Earned premium decreased approximately $627,000 reflecting primarily a favorable adjustments in URIC's retrospectively rated premiums in 1996 for which there was no counterpart in 1997 and a reduction in premiums earned by Senate. These decreases were partially offset by higher premiums earned by Global as it resumed writing new business during the fourth quarter of 1996.

     Investment income decreased by $798,000 due primarily to non payment of rental and interest income from several affiliated companies. These companies filed for bankruptcy on February 28, 1997.

     Realized gains for 1996 represented a gain from the disposition of the Company's investment in Mechanical Technologies, Inc. which was sold to Lawrence Group, Inc.

     Loss and LAE decreased by $475,000 compared with 1996. This decrease was largely offset by adjustments to premiums earned.

     Policy acquisition expenses decreased by $164,000 reflecting the lower level of earned premiums in 1997 and commission income earned by Global on its reinsurance ceded.

     Operating expenses increased by $376,000 with the increase attributable largely to the completion of amortization of negative goodwill related to the acquisition of URIC in 1989 and a provision for uncollectible receivables.

     Minority interest was $0 for 1997 and $200,000 for 1996.

     Income tax expense represents state income taxes as the Company, which files a consolidated federal return, has a NOL carry forward.

     As a result of the above, the Company recorded a net loss of $554,000 for the first six months of 1997 compared with net income of $1,103,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES
AS OF JUNE 30, 1997

     For the six months ended June 30, 1997, the Company used cash for operations of $1,102,000. The use of cash was attributable largely ongoing operations plus the impact of running off prior year loss reserves.
It is anticipated that cash outflows will continue negative until such time as new business begins to generate more cash than is used in the runoff of prior year claims. It is likely that operations will be partially funded by proceeds from the disposition of investments. Net cash generated from investing activities totaled $1,229,000 during the period.

     The Company obtains the majority of its cash from dividends paid by its two insurance subsidiaries. Due to regulatory restrictions, those subsidiaries currently can not pay dividends to the parent.

LAWRENCE INSURANCE GROUP, INC.
SIGNATURES
JUNE 30, 1997
_____________________________

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