Form 10-Q
period 1997-09-30
LAWRENCE INSURANCE GROUP INC
filed 1997-11-14
CIK 805266

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the period ended September 30, 1997
                                  - or -
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 1-9460

                 LAWRENCE INSURANCE GROUP, INC.
    (Exact name of registrant as specified in its charter)

           Delaware                           13-3370656
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)          Identification No.)

            430 State Street, Schenectady, New York 12309
             (Address of principal executive offices)
                         (518) 372-0588
        (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X      No

     As of September 30, 1997, there were 14,121,482 shares of common stock, $.01 par value, issued and outstanding. The aggregate market value on February 28, 1997 of voting stock held by non-affiliates of the registrant was $361,000. February 28, 1997 was the date of the last trade before delisting by the American Stock Exchange.



LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
($ IN THOUSANDS)

                                                 September 30, December 31,
                                                     1997         1996
                                                  (UNAUDITED)   (AUDITED)
                                                -----------     ------------
Investments:
  Fixed maturities available for sale
    at fair value (Cost: 1996-$9,915)             $    -          $ 9,682
  Equity securities, at fair value
    (Cost: 1996-$997)                                  -              942
  Short-term investments, at cost which
    approximates fair value                            -            2,862
 Real estate at cost less depreciation                 -            2,581
 Mortgage loans on real estate, at
    aggregate outstanding principal balance            -              154
  Other invested assets, at cost which
    Approximates fair value                            -              120
                                                    ------          ------
      Total investments                                -           16,341

Cash and cash equivalents                              30             943
Accrued investment income                              -              159
Accounts receivable (Net of allowance
  for doubtful accounts of $90 in 1996)                -            5,279
Reinsurance recoverable                                -            1,695
Reinsurance receivable                                 -            3,891
Prepaid reinsurance premiums                           -              243
Deferred policy acquisition costs                      -               64
Property and equipment, net                            -               11
Other assets                                           -            1,075
                                                    ------         ------
     Total assets                                      30         $29,701
                                                    ======         ======



See accompanying notes to consolidated financial statements.




LAWRENCE INSURANCE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
($ IN THOUSANDS)

                                               September 30,    December 31,
                                                    1997            1996
                                                 (UNAUDITED)     (AUDITED)
                                                 ----------     ----------
Liabilities:
  Reserves for losses and loss
    adjustment expenses                         $      -          $26,441
  Unearned premiums                                    -              719
  Reinsurance balances payable                         -            3,401
 Deficit of non-consolidated
    subsidiaries                                    2,634              -
 Other liabilities                                    464           1,940
                                                  -------         -------
    Total liabilities                               3,098          32,501
                                                  -------         -------

Contingencies and commitments                          -               -
                                                      ---             ---
Stockholders' deficiency:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized; no
    shares outstanding                                 -               -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    14,121,482 shares issued and
    outstanding                                       141             141
  Additional paid-in-capital                       39,739          39,739
  Net unrealized gains (losses)
    on investments (net of deferred
    income tax of $0 in 1997 and 1996)                427            (226)
   Accumulated deficit                            (43,375         (42,454)
                                                   ------          ------
    Total stockholders' deficiency                 (3,068)         (2,800)
                                                   ------          ------
    Total liabilities and
      stockholders' deficiency                  $      30         $29,701
                                                   ======          ======

See accompanying notes to consolidated financial statements.




LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three months         Nine months
                                        Ended September 30 Ended September 30

                                         ----------------     ---------------
                                          1997     1996      1997     1996
                                         ----       ----    -----    -----
Revenues:
  Net premiums earned                  $    -     $ 982    $    -     $ 2,889
  Net investment income                     -       341          1      1,554
  Realized gains (losses) on investments    -        -          -         659
                                         -----    -----        -----     ------
   Total revenues                           -     1,323          1      5,102

Operating expenses:
  Losses and loss adjustment expenses       -       694          -      1,949
  Policy acquisition expenses               -        87          -        451
  Other operating expenses                  15      295          45     1,167
                                          -----    -----     ------    ------
   Total operating expenses                 15    1,076          45     3,567
                                          -----    -----     ------    ------
Operating income (loss)                    (15)     247         (44)    1,535
Equity in loss of non-consolidated
    subsidiaries                          (352)      -         (875)       -
                                          -----   -----       ------   ------
Income before income taxes                (367)     247        (919)    1,535
                                          -----   -----       ------   ------
Income tax expense                          -        20           2         5
                                          -----   -----         ----   ------
Net income before minority interest      ( 367)     227        (921)    1,530

Minority interest                           -         3          -        203
                                          -----   -----       ------   -------
Net income                              $ (367)   $ 224       $(921)  $ 1,327
                                           ===      ===         ===      ====
Average shares outstanding               14,121  14,121      14,121    14,121
                                          ====    ====        ====      ====
Per share data:
  Net income(loss) per share             $(0.03) $ 0.02       $(0.07)   $0.09
                                           ====    ====         ====     ====

See accompanying notes to consolidated financial statements.



LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1997
($ IN THOUSANDS)


                                   Net
                                 unreal-
                         Addi-    ized
                        tional    gains                     Total
                         paid-  (losses)       Accum-       stock-
                Com-     in        on          ulated      holders'
                mon     cap-     invest-        def-         def-
               stock    ital      ments        ciency       ciency
-----------------------------------------------------------------
Balance at
  1/1/97        $141  $39,739   $ (226)       $(42,454)   $ (2,800)

Net loss          -        -        -             (921)       (921)
Change in
  net
  unreal-
  ized
  gains
  (losses)       -         -       653              -          653
                ---    ------    -----          ------       ------
Balance at
 9/30/97       $141  $39,739     $ 427       $ (43,375)    $(3,068)
                ===   ======       ===          ======       =====













See accompanying notes to consolidated financial statements.


LAWRENCE INSURANCE GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30,
($ IN THOUSANDS)

                                                      1997         1996
                                                      ----         ----
Net cash and cash equivalents
  (used) by operating activities              $          -       $(5,623)

Investing activities:
  Proceeds on redemptions
    of long-term investments:
      Fixed maturities available for sale                -           951
      Other                                              -            16
  Proceeds on sale of: Equity securities                 -           739
      Fixed maturities available for sale                -         2,037
  Purchase of long-term investments:
    Fixed maturities available for sale                  -        (8,966)
    Real estate                                          -        (2,600)
Other                                                    -            (9)
  Decrease in short-term investments                     -         8,288
                                                      -----       ------
Net cash and cash equivalents
  provided by investing activities                       -           456
                                                      -----       ------
Financing activities:
  Receivable from Alpha Trust                            -           907
                                                      -----       ------
Decrease in cash and cash equivalents                    -        (4,260)
Cash and cash equivalents-beginning of year             943        5,688
Cash and cash equivalents of non- consolidated
    subsidiaries at December 31, 1996                  (913)          -
                                                       ----        ------
Cash and cash equivalents-end
  of period                                        $     30     $  1,428
                                                        ====        ====
Supplemental disclosure of cash
  flow information:
    Cash paid during period for
     income taxes                                  $     -      $    -
                                                        ===          ===
See accompanying notes to consolidated financial statements.


LAWRENCE INSURANCE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
--------------

NOTE 1 - GENERAL

     Lawrence Insurance Group, Inc. (the Company or LIG) was incorporated in Delaware on June 30, 1986, as an insurance holding company, which is presently 93% owned by Lawrence Group, Inc. (Lawrence Group).

     Subsidiaries of the Company included United Republic Insurance Company
(URIC), Global Insurance Company (Global), Senate Insurance Company (Senate), Senate National Life Insurance Company (SNLIC), and Senate Syndicate, Inc. (Syndicate) and United Community Insurance Company(UCIC). Senate and
Global are wholly owned subsidiaries of URIC. SNLIC is a wholly owned subsidiary of Senate. UCIC is no longer considered a subsidiary of the Company as a result of the Order of Rehabilitation issued on July 7, 1994 which transferred management and control to the New York Insurance Department (NYID) and the subsequent Order of Liquidation entered on November 10, 1995 by the New York Supreme Court, Schenectady County.

(a)  BASIS OF PRESENTATION

   The consolidated financial statements for 1996 include the accounts of LIG and its majority owned subsidiaries (collectively, the Company). All significant intercompany transactions have been eliminated in consolidation.
As a result of the actions described below, 1997 financial results for URIC and its subsidiaries have been included on a non-consolidated basis through August 22, 1997 under "Equity in loss of non-consolidated subsidiaries and "Deficit of non-consolidated subsidiaries". At the point that URIC would be ordered to be formally liquidated, the Company would reverse the deficit of non-consolidated subsidiaries and record an extraordinary gain of $2,634,000.

     URIC had been under a confidential order of supervision by the Texas Department of Insurance (TDI) since June, 1994, until its release on August 25, 1995. As a condition to the release of the order the Company agreed to achieving certain financial goals. The Company did not achieve these goals.
As a result, the TDI could have placed URIC under conservatorship at any time. Under conservation, the TDI assumes all control and decision making authority during the rehabilitation period. On February 28, 1997, as a result of the bankruptcy filing by LIG's parent and eleven of its subsidiaries the TDI did place URIC into conservatorship. On August 22, 1997, under its authority emanating from a temporary injunction, the TDI removed the current officers and Board of Directors of URIC and assumed direct control of URIC. On October 22, 1997, an order was entered in the District Court of Travis County, Texas, 126th Judicial District granting a permanent injunction against URIC and appointing the Commissioner of Insurance of the TDI as Permanent Receiver. The Permanent Receiver is vested by operation of law with title to all property and assets of URIC including but not limited to its stock of its wholly owned subsidiaries.
A status conference is scheduled for November 24, 1997.

   It is problematical under what conditions the Company can continue, however, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. Under liquidation accounting the results would essentially be the same. The Company incurred substantial losses in 1993, 1994,1996 and 1997 and even though UCIC's stockholder's deficiency has been eliminated, the Company's subsidiaries continued to be adversely impacted by UCIC's demise. Due in part to these losses, the Company has filed suit against KPMG, its former outside accountant and actuary, seeking to recover damages for breach of contract and inaccurate certifications of the Company's 1992 and prior loss and loss adjustment expense (LAE) reserves. The amount being sought is $250 million. The litigation is in its early stages. Liquidity for the parent company has deteriorated significantly, although the Company is looking at several alternatives that will permit it to pursue its suit.

     The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles, which differed in certain respects from those followed by subsidiaries of the Company in their reports to regulatory authorities. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(b)  CASH AND CASH EQUIVALENTS

     The Company considers cash to be funds held in checking and money market accounts. Non-negotiable certificates of deposit are considered to be cash equivalents.

   PER SHARE DATA

     Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

LAWRENCE INSURANCE GROUP, INC.
MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     LIG is a holding company and has no revenue producing operations of its own. For the three months ended September 30, 1997 its miscellaneous loss totaled $15,000 compared with $4,000 for the same period in 1996. The loss from operations of its non-consolidated subsidiaries was $352,000 through August 22, 1997 compared to net income of $228,000 for the three months ended September 30, 1996.

    As a result of the above, the Company recorded a net loss of $367,000 for the third quarter of 1997 compared with a net income of $224,000 for the third quarter 1996.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN
THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    For the nine months ended September 30, 1997 its miscellaneous loss totaled $46,000 compared with $92,000 for the same period in 1996. The loss from operations of its non- consolidated subsidiaries was $875,000 through August 22, 1997 compared to net income of $1,419,000 for the nine months ended September 30, 1996.

   As a result of the above, the Company recorded a net loss of $921,000 for the first nine months of 1997 compared with net income of $1,327,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES
AS OF SEPTEMBER 30, 1997

     For the nine months ended September 30, 1997, the Company used $0 cash as its bank accounts have been frozen in connection with a judgement in a lawsuit in which it, Lawrence Group, Inc. and Albert W. Lawrence were defendants. Management is looking at several alternatives as a source of funds but there is no assurance that it will be successful.


LAWRENCE INSURANCE GROUP, INC.
SIGNATURES
SEPTEMBER 30, 1997
_____________________________

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